Form 10-Q
period 2010-03-31
PAA NATURAL GAS STORAGE LP
filed 2010-06-09
CIK 1481506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-34722
PAA Natural Gas Storage, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1679071 (I.R.S. Employer Identification No.)

333 Clay Street, Suite 1500, Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
(713) 646-4100
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☑ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     As of June 7, 2010, there were 31,584,529 common units outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “PNG.”

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PAA Natural Gas Storage, LLC (Predecessor of PAA Natural Gas Storage, L.P.)
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,166	$3,124
Accounts receivable	7,559	6,439
Natural gas imbalance receivables	500	400
Other current assets	3,428	2,280

Total current assets	14,653	12,243

Property and equipment
Property and equipment	837,199	816,267
Less: Accumulated depreciation, depletion and amortization	(5,513)	(3,004)

Property and equipment, net	831,686	813,263

Other assets
Base gas	36,570	27,927
Goodwill and intangibles, net	46,542	46,974

Total other assets, net	83,112	74,901

Total assets	$929,451	$900,407

Liabilities and Members’ Capital
Current liabilities
Accounts payable and accrued liabilities	$18,733	$14,034
Natural gas imbalance payables	500	400
Accrued income and other taxes	1,036	1,610

Total current liabilities	20,269	16,044
Note payable to PAA	471,861	450,523
Other long-term liabilities	1,843	1,096

Total liabilities	493,973	467,663
Commitments and contingencies (Note 5)
Total members’ capital	435,478	432,744

Total liabilities and members’ capital	$929,451	$900,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAA Natural Gas Storage, LLC (Predecessor of PAA Natural Gas Storage, L.P.)
Condensed Consolidated Statements of Operations
(in thousands)

	Three Months Ended March 31,
	2010	2009
	PNGS (see Note 1)	PNGS Predecessor (see Note 1)
	(unaudited)	(unaudited)
Revenues
Firm storage services	$18,673	$13,112
Hub services	1,656	1,554
Other	1,876	693

Total revenues	22,205	15,359

Costs and expenses
Storage related costs	6,560	4,019
Other operating costs (except those shown below)	2,004	1,728
Fuel expense	521	1,168
General and administrative expenses	4,014	1,259
Depreciation, depletion and amortization	2,941	2,589

Total costs and expenses	16,040	10,763

Operating income	6,165	4,596
Other income (expense)
Interest expense	(3,037)	(747)
Interest income	1	85
Income tax expense	—	(214)
Gain on interest rate swaps	—	164
Other income (expense)	(6)	(13)

Net income	$3,123	$3,871

Other comprehensive income (loss)	(389)	1,538

Comprehensive income	$2,734	$5,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAA Natural Gas Storage, LLC (Predecessor of PAA Natural Gas Storage, L.P.)
Condensed Consolidated Statement of Changes in Members’ Capital
(in thousands)

Total
Members’
Capital
(unaudited)
Balance at December 31, 2009	$432,744

Net income	3,123
Other comprehensive loss	(389)

Balance at March 31, 2010	$435,478

Condensed Consolidated Statement of Changes in Accumulated Other Comprehensive Loss
(in thousands)

Derivative
Instruments
(unaudited)
Balance at December 31, 2009	$—

Net deferred loss on cash flow hedges	(389)

Balance at March 31, 2010	$(389)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAA Natural Gas Storage, LLC (Predecessor of PAA Natural Gas Storage, L.P.)
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2010	2009
	PNGS (see Note 1)	PNGS Predecessor (see Note 1)
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$3,123	$3,871
Adjustments to reconcile to cash flow from operations
Depreciation, depletion and amortization	2,941	2,589
Non-cash change in fair market value of derivative instruments	(600)	(164)
Non-cash interest expense on borrowings from parent, net	3,037	—
Change in assets and liabilities
Accounts receivable and other assets	(2,120)	136
Accounts payable and accrued liabilities	3,789	(1,400)

Net cash provided by operating activities	10,170	5,032

Cash flows from investing activities
Additions to property and equipment	(20,580)	(18,156)
Cash paid for base gas	(3,548)	—
Other investing activities	—	121

Net cash used in investing activities	(24,128)	(18,035)

Cash flows from financing activities
Repayments on term loan agreement	—	(613)
Borrowings on revolving credit facility, net	—	24,500
Borrowing from parent	14,000	—
Costs incurred in connection with financing arrangements	—	(4,540)
Contributions from members	—	3,500
Distributions to members	—	(3,500)

Net cash provided by financing activities	14,000	19,347

Net increase in cash and cash equivalents	42	6,344
Cash and cash equivalents
Beginning of period	3,124	32,650

End of period	$3,166	$38,994

Cash paid for interest, net of amounts capitalized	$—	$689

Change in non-cash asset purchases included in accounts payable	$1,051	$(492)

Non-cash interest capitalized on borrowings from parent	$4,301	$—

Cash paid for income taxes	$—	$680

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAA Natural Gas Storage, LLC (Predecessor of PAA Natural Gas Storage, L.P.)
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization, Nature of Operations and Basis of Presentation
          PAA Natural Gas Storage, L.P. (the “Partnership”) is a Delaware limited partnership formed on January 15, 2010 to own the natural gas storage business of Plains All American Pipeline, L.P. (“PAA”). The Partnership is a fee-based, growth-oriented partnership engaged in the ownership, acquisition, development, operation and commercial management of natural gas storage facilities. We currently own and operate two natural gas storage facilities located in Louisiana and Michigan.
          Our Pine Prairie facility is a recently constructed, high-deliverability salt cavern natural gas storage complex located in Evangeline Parish, Louisiana. As of March 31, 2010, Pine Prairie had a total working gas storage capacity of approximately 14 billion cubic feet (“Bcf”) in two caverns. Our Bluewater facility is a depleted reservoir natural gas storage complex located approximately 50 miles from Detroit in St. Clair County, Michigan. As of March 31, 2010, Bluewater had a total working gas storage capacity of approximately 26 Bcf in two depleted reservoirs.
          At March 31, 2010, PAA and certain of its consolidated subsidiaries owned 100% of the Partnership. On May 5, 2010, the Partnership completed its initial public offering (“IPO”) pursuant to which PAA sold an approximate 23% limited partner interest in the Partnership to the public. Immediately prior to the closing of the IPO on May 5, 2010, PAA and certain of its subsidiaries contributed 100% of the equity interests in PAA Natural Gas Storage, LLC (“PNGS”), the predecessor of the Partnership, and its subsidiaries to the Partnership. The accompanying condensed consolidated financial statements of PNGS reflect the predecessor financial statements of the Partnership, which are based on the historical ownership percentages of PAA and its subsidiaries in the PNGS operations that were contributed to the Partnership in conjunction with the IPO. Prior to such contribution, the financial statements of the Partnership consisted of total assets of $1 thousand and the Partnership had not conducted any activity through March 31, 2010 since its formation on January 15, 2010. These accompanying condensed consolidated financial statements have been prepared from the separate financial records maintained by PNGS and may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership had operated separately during those periods. In addition, the effects of the IPO, related equity transfers and debt transactions occurring in May 2010 are not reflected in these condensed consolidated financial statements. See Note 7 for further discussion regarding the completion of the Partnership’s IPO and other related items.
          On September 3, 2009, PAA became the sole owner of PNGS by acquiring Vulcan Capital’s 50% interest in PNGS (“PAA Ownership Transaction”) for an aggregate purchase price of $215 million. Although PNGS continued as the same legal entity after the PAA Ownership Transaction, all of its assets and liabilities were adjusted to fair value at the time of the transaction in accordance with push-down accounting requirements. The remeasurement of PNGS’s assets and liabilities to fair value resulted in changes in carrying value for certain of PNGS’s assets and liabilities. The changes in carrying value are summarized as follows (in thousands):

PP&E, net	$153,800
Base gas	(38,338)
Goodwill	(61,515)
Other long term assets	(4,429)

$49,518

As a result of the push-down accounting requirements applied in conjunction with the PAA Ownership Transaction, the financial information of PNGS for periods preceding and succeeding the PAA Ownership Transaction have been prepared under two different cost bases of accounting. Where applicable, a vertical line separates financial information for periods preceding and succeeding the PAA Ownership Transaction to highlight the fact that such information was prepared under different bases of accounting.
          The accompanying condensed consolidated interim financial statements should be read in conjunction with the Partnership’s final prospectus dated April 29, 2010 (the “Final Prospectus”) included in our Registration Statement on Form S-1, as amended (SEC File No. 333-164492). These financial statements have been prepared in accordance with the instructions for interim reporting as prescribed by the Securities and Exchange Commission (the “SEC”). All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for interim periods have been reflected. The condensed balance sheet data as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2010 should not be taken as indicative results to be expected for the full year.
          The accompanying condensed consolidated financial statements include the accounts of PNGS and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.
          As used in this document, the terms “we,” “us,” “our” and similar terms refer to the Partnership and its subsidiaries or PNGS and its subsidiaries, where applicable, unless the context indicates otherwise.
          Subsequent events have been evaluated through the financial statements issuance date and have been included in Note 7.

2. Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) provide a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. This guidance also (i) requires such assessments to be ongoing, (ii) amends certain guidance for determining whether an entity is a VIE and (iii) enhances disclosures that will provide users of financial statements with more transparent information regarding an enterprise’s involvement in a VIE. We adopted this guidance as of January 1, 2010. Our adoption did not have any material impact on our financial position, results of operations or cash flows.
          In January 2010, the FASB issued guidance to enhance disclosures related to the existing fair value hierarchy disclosure requirements. A fair value measurement is designated as Level 1, 2 or 3 within the hierarchy based on the nature of the inputs used in the valuation process. Level 1 measurements generally reflect quoted market prices in active markets for identical assets or liabilities, Level 2 measurements generally reflect the use of significant observable inputs and Level 3 measurements typically utilize significant unobservable inputs. This new guidance requires additional disclosures regarding transfers in and out of Level 1 and Level 2 measurements and requires a gross presentation of activities within the Level 3 roll forward. This guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. We adopted the guidance, which is effective for the first interim or annual reporting period beginning after December 15, 2009, as of January 1, 2010. Our adoption did not have any material impact on our financial position, results of operations, or cash flows. We will adopt the guidance that will be effective for annual reporting periods beginning after December 15, 2010 on January 1, 2011. We do not expect that adoption of this guidance will have any material impact on our financial position, results of operations, or cash flows.
3. Reporting Segment
          We manage our operations through two operating segments, Bluewater and Pine Prairie. We have aggregated these operating segments into one reporting segment, Gas Storage. Our Chief Operating Decision Maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including adjusted EBITDA, volumes, adjusted EBITDA per thousand cubic feet (“mcf”) and maintenance capital investment. We have aggregated our two operating segments into one reportable segment based on the similarity of their economic and other characteristics, including the nature of services provided, methods of execution and delivery of services, types of customers served and regulatory requirements. We define adjusted EBITDA as earnings before interest expense, taxes, depreciation, depletion and amortization, equity compensation plan charges, gains and losses from derivative activities and selected items that are generally unusual or non-recurring. The measure above excludes depreciation and amortization as we believe that depreciation and amortization are largely offset by repair and maintenance capital investments. Maintenance capital consists of expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating capability, service capability, and/or functionality of our existing assets. The following table reflects certain financial data for our reporting segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
	PNGS (see Note 1)	PNGS Predecessor (see Note 1)
Revenues (1)	$22,205	$15,359

Adjusted EBITDA	$8,916	$7,530

Maintenance capital	$199	$109

Long-lived assets (1) (2)	$914,798	$777,135

Total assets(2)	$929,451	$836,328

(1)	We only have operations in the United States, thus no geographic data disclosure is necessary for revenues or long-lived assets.

(2)	Amounts are as of March 31.

The following table reconciles Adjusted EBITDA to consolidated net income (in thousands):

	Three Months Ended
	March 31,
	2010	2009
	PNGS (see Note 1)	PNGS Predecessor (see Note 1)
Adjusted EBITDA	$8,916	$7,530
Selected items impacting Adjusted EBITDA:
Equity compensation charge	(415)	(109)
Mark-to-market of open derivative positions	600	—
Depreciation, depletion and amortization	(2,941)	(2,589)
Interest expense	(3,037)	(747)
Income tax expense	—	(214)

Net Income	$3,123	$3,871

4. Derivative Instruments and Risk Management Activities
          From time to time, we may utilize derivative instruments to (i) manage our price exposure associated with anticipated purchases of base gas, (ii) economically hedge the intrinsic value of our natural gas storage facilities and (iii) manage our exposure to interest rate risk. Our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking hedges. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of a hedge and on an ongoing basis, we assess whether the derivatives used in such hedging transaction are highly effective in offsetting changes in cash flows of hedged items. FASB guidance requires us to recognize changes in the fair value of derivative instruments currently in earnings unless the derivatives meet specific cash flow hedge accounting, in which case the effective portion of changes in the fair value of cash flow hedges are deferred in accumulated other comprehensive income (“AOCI”) and reclassified into earnings when the underlying hedged transaction affects earnings.
Commodity Price Risk Hedging
           We use derivative financial instruments to hedge certain commodity risks inherent in our business which can be summarized into the following two categories:
          Intrinsic Value of Storage Facilities - The capacity of our natural gas storage facilities may be fully committed in future periods through contractual arrangements with customers. When our storage capacity is fully committed, we no longer have the ability to participate in market upside associated with widening time spreads in the natural gas market. We may utilize natural gas derivatives to mitigate the potential opportunity cost associated with fully committing our storage capacity in future periods consistent with our risk management policies, objectives and limits. As of March 31, 2010, we have a natural gas calendar spread position consisting of New York Mercantile Exchange (“NYMEX”) futures with a notional volume of approximately 3 Bcf. In the aggregate, these derivatives, which consist of offsetting purchases and sales between two different months, confine our exposure to the price spreads between such months and do not result in exposure to outright price movements.
          Anticipated Purchases of Natural Gas - Our gas storage facilities require minimum levels of base gas to operate. For our natural gas storage facilities that are under construction, we anticipate purchasing base gas in future periods as construction is completed. We use derivatives to hedge such anticipated purchases of natural gas. As of March 31, 2010, we have a long futures position of approximately 1 Bcf consisting of NYMEX futures and a long call option position of approximately 0.7 Bcf. Such positions were entered into during the first quarter of 2010.
Interest Rate Risk Hedging
          Prior to the PAA Ownership Transaction, we had previously entered into a series of interest rate swap agreements that were designated as cash flow hedges. These interest rate swaps were utilized to mitigate exposure to changes in cash flows associated with variable rate interest payments on certain debt obligations. In conjunction with the PAA Ownership Transaction, all of the associated debt obligations were settled and all of these interest rate swap agreements were terminated. Subsequent to the PAA Ownership Transaction, we have not entered into any additional interest rate swap agreements.
Summary of Financial Statement Impact
          We recognized a gain of approximately $0.6 million from our commodity derivative activities for the three months ended March 31, 2010. The gain was from an instrument that did not qualify for hedge accounting and was included in Other Revenues on the Condensed Consolidated Statements of Operations. We recognized a net loss of approximately $2.0 million for the three months ended

March 31, 2009. The gains and losses for the three months ended March 31, 2009 were from instruments in cash flow hedging relationships, and are summarized in the following table (in thousands):

		AOCI	Ineffective
	Location of gain/(loss)	Reclass (1)	Portion (2)	Total
Interest Rate Derivatives	Interest expense	$(2,159)	—	$(2,159)
	Gain on interest rate swaps	—	164	164
Total Gain/(Loss) on Derivatives Recognized in Income		$(2,159)	$164	$(1,995)

(1)	Amounts represent derivative gains and losses that were reclassified from AOCI to earnings during the period to coincide with the earnings impact of the respective hedged transaction.

(2)	Amounts represent the ineffective portion of the fair value of our cash flow hedges that was recognized in earnings during the period.
          The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of March 31, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Commodity derivatives designated as hedging instruments	Other long-term liabilities	$166	Other long-term liabilities	$(555)
Commodity derivatives not designated as hedging instruments	Other current assets	$4,711	Other current assets	$(4,481)

Total derivatives		$4,877		$(5,036)

     The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of December 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Commodity derivatives not designated as hedging instruments	Accounts payable and accrued liabilities	$37	Accounts payable and accrued liabilities	$(407)
          As of March 31, 2010, there was a net loss of approximately $0.4 million deferred in AOCI (no amounts were deferred in AOCI as of December 31, 2009). The deferred loss in AOCI is expected to be reclassified to future earnings contemporaneously with the earnings recognition of the underlying hedged transactions. The underlying hedged transactions are for base gas purchases. As we account for base gas as a long-term asset, which is not subject to depreciation, amounts related to base gas will not be reclassified to future earnings until such gas is sold or in the event an impairment charge is recognized in the future. We do not expect to reclassify any of this deferred loss into earnings over the next twelve months. The deferred loss is based on market prices as of March 31, 2010, thus actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions. During the three months ended March 31, 2010 and the three months ended March 31, 2009, no amounts were reclassified from AOCI to earnings as a result of anticipated hedge transactions that were no longer considered to be probable of occurring.
          Our accounting policy is to offset fair value amounts associated with derivatives executed with the same counterparty when a master netting agreement exists. As of March 31, 2010 and December 31, 2009, we did not have an obligation to pay or a right to receive cash collateral associated with our derivatives. At March 31, 2010 and December 31, 2009, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact upon a change in our credit ratings.
          ASC 820 “Fair Value Measurements and Disclosures” requires enhanced disclosures about assets and liabilities carried at fair value. As defined in ASC 820, fair value is the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

          The determination of fair value incorporates various factors. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements, but also the impact of potential nonperformance risk on our liabilities. As of March 31, 2010 and December 31, 2009, all of our derivatives consisted of exchange-traded instruments within active markets. We therefore consider all of our derivatives as of March 31, 2010 and December 31, 2009 to be Level 1 fair value measurements.
5. Commitments and Contingencies
          We may experience releases of natural gas, brine, crude oil or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such releases from our assets may substantially affect our business. As of March 31, 2010, we have not identified any such material obligations.
          A natural gas storage facility, associated pipeline header system and gas handling and compression facilities may suffer damage as a result of an accident, natural disaster or terrorist activity. These hazards can cause personal injury and loss of life, severe damage to or destruction of property, base gas, or equipment, pollution or environmental damage, or suspension of operations. We maintain insurance under PAA’s insurance program, of various types that we consider adequate to cover our operations and properties. Such insurance covers our assets in amounts management considers reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating natural gas storage facilities, associated pipeline header systems, and gas handling and compression facilities. The overall trend in the insurance industry appears to be a contraction in the breadth and depth of available coverage, while costs, deductibles and retention levels have increased. Absent a material favorable change in the insurance markets, we expect this trend to continue as we continue to grow and expand. Accordingly, we may elect to self-insure more of our activities or incorporate higher retention in our insurance arrangements.
          The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We believe we are adequately insured for public liability and property damage to others with respect to our operations. With respect to all of our coverage, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, although we believe that we have established adequate reserves to the extent that such risks are not insured, costs incurred in excess of these reserves may be higher and may potentially have a material adverse effect on our financial condition, results of operations or cash flows.
          We, in the ordinary course of business, are a claimant and/or a defendant in various legal proceedings. To the extent we are able to assess the likelihood of a negative outcome for these proceedings, our assessments of such likelihood range from remote to probable. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount. We do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.
6. Related Party Transactions
          We do not directly employ any personnel to manage or operate our business. These functions are provided by employees of Plains All American GP LLC (“GP LLC”), the general partner of Plains AAP, L.P. which is the sole member of PAA GP LLC, PAA’s general partner. References to PAA, unless the context otherwise requires, include GP LLC. We reimburse PAA for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by PAA in connection with the operation of our business. These expenses are recorded in general and administrative expenses and other operating costs on our income statement and include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf. We record these costs on the accrual basis in the period in which PAA’s general partner incurs them. We reimburse PAA for costs related to equity-based compensation awards upon vesting of the awards. Our agreement with PAA provides that PAA will determine the expenses allocable to us in any reasonable manner determined by PAA in its sole discretion. Total costs reimbursed by us to PAA for the periods ended March 31, 2010 and 2009, were approximately $5.0 million and $2.8 million, respectively. Of these amounts approximately $0.8 million and $0.5 million, respectively, were allocated personnel costs for shared services and the remainder consisted of direct costs that PAA paid on our behalf. As of March 31, 2010 and December 31, 2009, PNGS had a liability to PAA of approximately $1.5 million and $0.8 million, respectively, included in accounts payable and accrued liabilities on our accompanying condensed consolidated balance sheet. As of March 31, 2010 and December 31, 2009, PNGS’s obligation for unvested equity-based compensation awards was approximately $2.3 million and $1.8 million, respectively. Approximately $0.8 million and $0.7 million of such amounts were reflected in accounts payable and accrued liabilities in our accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively, with the remaining balances included as a component of other long-term liabilities at each respective date. See Note 7 for further discussion regarding the omnibus agreement that we entered into with PAA in conjunction with our IPO.

7. Subsequent Events
          IPO. As discussed in Note 1, immediately prior to the closing of the IPO on May 5, 2010, PAA and its subsidiaries contributed 98% of the equity interests in PNGS to the Partnership in exchange for certain limited partner interests and PNGS GP LLC, the general partner of the Partnership and a subsidiary of PAA, contributed 2% of the equity interests in PNGS to the Partnership in exchange for a 2% general partner interest in the Partnership as well as all of our incentive distribution rights, which entitle our general partner to increasing percentages of the cash we distribute in excess of $0.3375 per quarter.
          On May 5, 2010, the Partnership issued approximately 13.5 million common units, which included approximately 1.8 million common units issued pursuant to the full exercise of the underwriters’ over-allotment option, to the public through an underwritten initial public offering representing an approximate 23% limited partner interest in us. Upon closing of the initial public offering and after giving effect to the exercise of the underwriters’ over-allotment option, PAA and its subsidiaries retained an approximate 77% equity interest in the Partnership, consisting of approximately 18.1 million common units, approximately 13.9 million Series A subordinated units, 11.5 million Series B subordinated units and a 2% general partner interest in us. Total proceeds of the initial public offering were approximately $289.8 million. After deducting underwriting discounts and commissions and direct offering expenses, net proceeds of the offering were approximately $268 million. Net proceeds of the offering, along with $200 million of borrowings under the Partnership’s new $400 million senior unsecured revolving credit facility, as further discussed below, were utilized to repay intercompany indebtedness owed to PAA. The remaining balance of the intercompany indebtedness owed to PAA was extinguished and treated as a capital contribution and part of PAA’s initial investment in the Partnership.
          Credit Facility. In April 2010, subject to consummation of the our initial public offering, we entered into a three year, $400 million senior unsecured revolving credit facility that matures in May 2013. This credit facility, which bears interest based on LIBOR plus an applicable margin determined based on funded debt-to-EBITDA levels (as defined in the credit agreement), may be expanded to $600 million, subject to additional lender commitments and with approval of the administrative agent for the credit facility. This credit facility restricts, among other things, the Partnership’s ability to make distributions of available cash to unitholders if any default or event of default, as defined in the agreement, exists or would result therefrom. In addition, the credit facility contains restrictive covenants, including those that restrict our ability to incur additional indebtedness, engage in certain transactions with affiliates, grant (or permit to exist) liens or enter into certain restricted contracts, make any material change to the nature of our business, make a disposition of all or substantially all of our assets or enter into a merger, consolidate, liquidate, wind up or dissolve. Also, the credit facility contains certain financial covenants requiring us to maintain certain financial ratios related to our consolidated EBITDA, consolidated interest charges and consolidated funded indebtedness, as such terms are defined in the credit agreement.
          Omnibus Agreement. In conjunction with our initial public offering, we entered into an omnibus agreement with PAA and certain of its affiliates, pursuant to which we agreed upon certain aspects of our relationship with them, including, among other things (1) the provision by PAA’s general partner to us of certain general and administrative services and our agreement to reimburse PAA’s general partner for such services, (2) the provision by PAA’s general partner of such personnel as may be necessary to operate and manage our business, and our agreement to reimburse PAA’s general partner for the expenses associated with such personnel, (3) certain indemnification obligations, and (4) our use of the name “PAA” and related marks. Under this agreement, PAA indemnifies us for certain environmental liabilities, tax matters, and title or permitting defects generally for a period of three years after the closing of our initial public offering. The environmental indemnifications are subject to a cap of $15 million and require us to pay the first $250 thousand of costs incurred. In addition we have indemnified PAA from any losses, costs or damages incurred by PAA or its general partner that are attributable to the ownership and operation of our assets following the closing of the initial public offering.
          Long Term Incentive Plan. On April 27, 2010, PNGS GP LLC, the general partner of the Partnership, adopted the PAA Natural Gas Storage, L.P. 2010 Long Term Incentive Plan (the “2010 LTIP Plan”) for the employees, directors and consultants of our general partner and its affiliates, including PAA, who perform services for us. The 2010 LTIP Plan consists of restricted units, phantom units, unit options, unit appreciation rights, and unit awards. The 2010 LTIP Plan limits the number of common units that may be delivered pursuant to awards under the plan to 3,000,000 units. In May 2010, our board of directors approved the grant of 659,500 phantom units under the 2010 LTIP Plan to directors, officers and other employees, a portion of which were granted in conversion of outstanding awards denominated in common units of PAA. Of this total, (i) 30,000 phantom units will vest annually in 25% increments and have an automatic re-grant feature such that, as they vest, an equivalent amount is granted; (ii) 327,000 phantom units will vest in one-third increments upon the later of (a) the May 2012 distribution date and the date we pay a quarterly distribution of at least $0.3875, (b) the May 2013 distribution date and the date we pay a quarterly distribution of at least $0.4500, and (c) the May 2014 distribution date and the date we pay a quarterly distribution of at least $0.4750; and (iii) 302,500 phantom units will vest in 25% increments on the first distribution date following the conversion of our Series A subordinated units and Series B subordinated units. Distribution equivalent rights were also awarded with respect to 342,500 of the phantom unit grants.
          Additional Storage Capacity. During the second quarter of 2010, we received the necessary regulatory approvals to place an additional 10 Bcf of working gas storage capacity into service at our Pine Prairie facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The historical consolidated financial statements included in this Quarterly Report on Form 10-Q are those of PAA Natural Gas Storage, LLC (“PNGS” or the “Predecessor”). Through the contribution of all of the equity interest of PNGS to us in connection with the closing of our initial public offering on May 5, 2010, all of the assets, liabilities and operations of the Predecessor were contributed directly or indirectly by Plains All American Pipeline, L.P. (“PAA”) to PAA Natural Gas Storage, L.P. (the “Partnership”). For further discussion regarding the Partnership’s initial public offering, please see Notes 1 and 7 to the condensed consolidated financial statements.
          The following discussion analyzes the financial condition and results of operations of PNGS. Such analysis should be read in conjunction with PNGS’s historical audited financial statements, and the notes thereto, included in the final prospectus dated April 29, 2010 (the “Final Prospectus”) included in our Registration Statement on Form S-1, as amended (SEC File No. 333-164492). For ease of reference, we refer to the historical financial results of PNGS as being “our” historical financial results. Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Partnership” are intended to mean the business and operations of PAA Natural Gas Storage, L.P. and its consolidated subsidiaries since May 5, 2010. When used in the historical context (i.e. prior to May 5, 2010), these terms are intended to mean the business and operations of PNGS. Unless the context indicates otherwise, for purposes of the following discussion “PAA” refers to Plains All American Pipeline, L.P. (the ultimate parent company of our general partner) (NYSE: PAA) and its consolidated subsidiaries and affiliates other then the Partnership and its general partner and PNGS (as applicable) and their respective subsidiaries.
          As further discussed in Note 1 to the condensed consolidated financial statements, PNGS became a wholly owned subsidiary of PAA in September 2009 when PAA acquired an additional 50% in PNGS from Vulcan Capital (the “PAA Ownership Transaction”). Application of push-down accounting from PAA to PNGS resulted in a change in carrying value for certain assets and liabilities of PNGS. Accordingly, the following discussion refers to Predecessor and Successor periods, which relate to the accounting periods preceding and succeeding the PAA Ownership Transaction. In the presentation set forth below, the Predecessor and Successor periods have been separated by a vertical line in order to highlight the fact that the financial information for such periods was prepared under two different cost bases of accounting.

Quarters ended March 31, 2010 (Successor) and 2009 (Predecessor)

	Three Months Ended		Favorable/(Unfavorable)
	March 31,		Variance
	2010	2009
	(Successor)	(Predecessor)	$	%
Revenues
Firm Storage Services
Reservation fees	$17,493	$12,303	$5,190	42%
Cycling fees and fuel-in-kind	1,180	809	371	46%
Hub Services	1,656	1,554	102	7%
Other	1,876	693	1,183	171%

Total revenue	22,205	15,359	6,846	45%

Storage related costs	(6,560)	(4,019)	(2,541)	(63)%
Operating costs (except those shown below)	(2,004)	(1,728)	(276)	(16)%
Fuel expense	(521)	(1,168)	647	55%
General and administrative expenses	(4,014)	(1,259)	(2,755)	(219)%
Interest income and other income (expense), net	(5)	236	(241)	(102)%
Equity compensation expense	415	109	306	281%
Mark-to-market of open derivative positions	(600)	—	(600)	N/A

Adjusted EBITDA	$8,916	$7,530	$1,386	18%

Reconciliation to net income
Depreciation, depletion and amortization	(2,941)	(2,589)
Interest expense, net of capitalized interest	(3,037)	(747)
Income tax expense	—	(214)
Equity compensation expense	(415)	(109)
Mark-to-market of open derivative positions	600	—

Net income	$3,123	$3,871

Operating Data:
Average monthly working capacity (Bcf)	44.1	33.8	10.3	30%
Average monthly Firm Storage Services revenue/Mcf	$0.14	$0.13	$0.01	8%
Average monthly Hub Services revenue/Mcf	$0.01	$0.02	$(0.01)	(50)%
Adjusted EBITDA/Mcf	$0.20	$0.22	$(0.02)	(9)%
          Revenues, Volumes and Storage Related Costs. As noted in the table above, our total revenue and storage related costs increased during the quarter ended March 31, 2010 (the “Successor First Quarter of 2010”) when compared to the quarter ended March 31, 2009 (the “Predecessor First Quarter of 2009”). The primary reasons for such increases are the placement into service of an additional 8 Bcf of working gas storage capacity at our Pine Prairie facility in April 2009 and additional leasing of third party storage and transportation assets impacting the Successor First Quarter of 2010 relative to the Predecessor First Quarter of 2009. These and other significant variances related to these periods are discussed in more detail below:
•	Firm storage reservation fees — Firm storage reservation fee revenues increased for the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009, primarily due to the placement into service of an additional 8 Bcf of working gas capacity at our Pine Prairie facility in April 2009, which resulted in approximately $4.4 million in incremental revenues generated by our Pine Prairie facility for the Successor First Quarter of 2010. Revenues from firm storage reservation fees were also positively impacted by loan activities and additional revenue generating activities associated with increased amounts of leased storage and transportation capacity. See “— Storage related costs” below.

•	Firm storage cycling fees and fuel-in-kind — Firm storage cycling fees and fuel-in-kind revenues increased in the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009. The increase was primarily driven by increases in injection and withdrawal associated with the additional capacity placed in service at our Pine Prairie facility in April 2009. Additionally, there was an increase in the period-over-period average natural gas price of approximately 12% in the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009, which increased our fuel-in-kind revenues.

•	Hub services — Hub services increased slightly in the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009. This increase primarily related to increased wheeling and balancing services as a result of utilizing leased transportation capacity during the 2010 Successor period to augment the service capabilities of our owned assets. See “— Storage related costs” below. Our hub services activities are generally short-term in nature and their timing is influenced by weather, operating disruptions, import activities and other conditions that result in temporary disruptions in supply and demand. In the Successor First Quarter of 2010, market conditions were generally less favorable for hub services activities as compared to the Predecessor First Quarter of 2009.

•	Other — Other revenue for each of the periods consists primarily of crude oil sales and activities associated with natural gas storage-related futures derivative positions. Crude oil sales increased in the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009 by approximately $0.6 million. The increase reflected higher average realized prices in 2010 versus the prior year period, partially offset by a decrease in production in 2010. The Successor First Quarter of 2010 also includes an unrealized gain of approximately $0.6 million on a natural gas storage related futures derivative position. No such derivative financial instruments were in place during the Predecessor First Quarter of 2009.

•	Storage related costs — Storage related costs increased in the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009 due to an increase in the amount of storage and transportation capacity leased from third parties. In addition, we experienced higher costs as a result of increased loan transactions in 2010 as compared to 2009.
     Other Costs and Expenses. The significant variances are discussed further below:
•	Operating costs — Field operating costs increased in the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009. The increase is primarily related to our continued expansion of the Pine Prairie facility resulting in an increase of in-service capacity in the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009.

•	Fuel expense — Fuel expense decreased in the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009 primarily due to a decrease in fuel volumes used of approximately 30%. Such decrease was primarily driven by customer movements and operational efficiencies achieved. Additionally, our weighted average cost per unit of fuel consumed was lower in the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009 and the Predecessor First Quarter of 2009 includes a lower of cost or market charge of approximately $0.2 million as a result of a decrease in the market price of natural gas during the quarter.

•	General and administrative expenses — General and administrative expenses increased in the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009. The increase resulted from the continued expansion of our business and growth in personnel costs. General and administrative expense for the 2010 period reflects approximately $1.4 million associated with acquisition evaluation expenses and general and administrative expenses associated with our initial public offering efforts. Additionally, expense for the 2010 period reflects an increase of approximately $0.5 million due to an increased cost allocation from PAA as a result of PAA personnel devoting additional time and effort to our operations and an agreement in place with our former joint venture partner prior to the PAA Ownership Transaction which did not allow PAA to charge us for executive officer expenses.

•	Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009. The increase resulted primarily from an increased amount of depreciable assets resulting from our internal growth projects (including the additional 8 Bcf of storage capacity placed into service in April 2009) along with an increase in the basis of property and equipment as a result of fair value adjustments recorded in connection with the PAA Ownership Transaction. These increases were partially offset by adjustments to the estimated useful lives of our property and equipment in conjunction with the PAA Ownership Transaction, which lengthened the estimated useful lives of most of our more significant components of property and equipment. Depreciation, depletion and amortization expense includes amortization of debt issue costs and intangibles of $0.4 million and $0.6 million, in 2010 and 2009, respectively.
•	Interest expense — Interest expense increased in the Successor First Quarter of 2010 when compared to the Predecessor First Quarter of 2009. The increase principally resulted from increases in both average debt balances outstanding and average interest rates in 2010 as compared to 2009. Additionally, capitalized interest was impacted by the placement in service of an additional 8 Bcf of storage capacity at our Pine Prairie facility in April 2009. Capitalized interest was approximately $4.3 million and $4.4 million in the 2010 and 2009 periods, respectively.

•	Income tax expense — Income tax expense consists principally of the Michigan state income taxes. This tax is an apportionment tax and the expansion of operations at our Pine Prairie facility has effectively diluted the activity apportioned to Michigan. Our activity apportioned to Michigan was further diluted when we became a consolidated subsidiary of PAA, which under Michigan tax law resulted in our being required to report for tax purposes on a consolidated basis with PAA. Such factors resulted in a decrease in income tax expense in the Successor First Quarter of 2010 when compared to the Predecessor First Quarter of 2009.

•	Interest Income and Other Income (Expense), Net — Interest income and other income (expense), net for the Predecessor First Quarter of 2009 was comprised primarily of interest income and ineffectiveness associated with an interest rate swap agreement. The reduction of interest income and other income (expense), net for the Successor First Quarter of 2010 was driven by the termination of the swap agreement in conjunction with the PAA Ownership Transaction and, following the PAA Ownership Transaction, a significant reduction in the amount of cash balances carried by PNGS, which resulted in a decrease in interest income.
Liquidity and Capital Resources
Overview
          Our ability to finance our operations, including funding capital expenditures, making acquisitions, making cash distributions and satisfying any indebtedness obligations, will depend on our ability to generate cash in the future. Our ability to generate cash remains subject to a number of factors, some of which extend beyond our control. See “Risk Factors” in the Final Prospectus for further discussion regarding such risks that may affect our liquidity and capital resources.
          Prior to September 3, 2009, our activities were conducted in a joint venture arrangement. Accordingly, cash flow from operations, borrowings under our Predecessor’s credit facilities and contributions from equity owners were our primary sources of liquidity. On September 3, 2009, PAA became the sole owner of PNGS by acquiring Vulcan Capital’s 50% interest in us. In conjunction with that transaction, PNGS entered into a note payable to PAA for approximately $421 million. The proceeds of the note payable were used to repay amounts borrowed under our Predecessor’s credit facilities and related interest rate swaps. Such credit facilities were terminated following their repayment. The note payable to PAA accrued interest, which was payable in kind, at a rate of 6.5%.
          In April 2010, subject to consummation of the Partnership’s initial public offering, the Partnership entered into a three-year, $400 million senior unsecured revolving credit facility. This credit facility, which bears interest based on LIBOR plus an applicable margin determined based on funded debt-to-EBITDA levels, may be expanded to $600 million with approval of the administrative agent for the credit facility. This credit facility restricts, among other things, the Partnership’s ability to make distributions of available cash to unitholders if any default or event of default, as defined in the agreement, exists or would result therefrom. In addition, the credit facility contains restrictive covenants, including those that restrict our ability to incur additional indebtedness, engage in transactions with affiliates, grant (or permit to exist) liens or enter into certain restricted contracts, make any material change to the nature of our business, make a disposition of all or substantially all of our assets or enter into a merger, consolidate, liquidate, wind up or dissolve. Also, the credit facility contains certain financial covenants requiring us to maintain certain financial ratios related to our consolidated EBITDA, consolidated interest charges and consolidated funded indebtedness, as such terms are defined in the credit agreement.
          In conjunction with the closing of our initial public offering on May 5, 2010, the Partnership borrowed approximately $200 million under the $400 million senior unsecured revolving credit facility. These borrowings, along with the net proceeds from the initial public offering, were utilized to repay a portion of the note payable to PAA. The portion of the note not repaid was extinguished and treated as a capital contribution and part of PAA’s investment in the Partnership.
          Our primary cash requirements include, but are not limited to (i) ordinary course of business uses, such as the payment of amounts related to storage costs incurred and other operating and general and administrative expenses, interest payments on our outstanding debt and distributions to our owners, (ii) maintenance and expansion capital expenditures, including purchases of base gas, (iii) acquisitions of assets or businesses and (iv) repayment of principal on our long-term debt. We generally expect to fund our short-term cash requirements through our primary sources of liquidity, which consist of our cash flow generated from operations as well as borrowings under our credit facility. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions, through a variety of sources (either separately or in combination), which may include operating cash flows, borrowings under our credit facilities, and/or proceeds from the issuance of additional equity or debt securities.
Recent Events
          During the second quarter of 2010, we received the necessary regulatory approvals to place our third cavern into service at our Pine Prairie facility. This 10 Bcf cavern increases the Partnership’s working gas storage capacity at Pine Prairie by approximately 70% from 14 Bcf to 24 Bcf and increases the Partnership’s aggregate working capacity by 25% from 40 Bcf to approximately 50 Bcf.
          In June 2010, we established a commercial optimization group. Without altering our basic commercial strategy of committing a high percentage of our storage capacity under multi-year firm storage contracts at attractive rates, our dedicated commercial marketing group will capture short-term market opportunities by utilizing a portion of our owned or leased storage capacity for our own account and engaging in related commercial marketing activities. Consistent with PAA’s experience in marketing crude oil and refined products, we believe a dedicated commercial marketing group that has a consistent presence in our markets will enhance our ability to properly price our storage and hub service offerings and will increase our cash flow by capitalizing on volatility and inefficiencies in the natural gas markets. We will conduct these commercial activities within pre-defined risk parameters, and our general policy will be (i) to purchase natural gas only in situations where we have a market for such gas, (ii) to utilize physical natural gas inventory and financial derivatives to manage and optimize seasonal and spread risks inherent in our operations and commercial management activities and to structure our transactions so that commodity price fluctuations will not have a material adverse impact on our cash flow and (iii) not to acquire or hold natural gas, futures contracts or other derivative products for the purpose of speculating on outright commodity price changes.
Historical Cash Flow
          At March 31, 2010, we had a working capital deficit of approximately $5.6 million. The following discussion summarizes our cash flow activity for the Successor First Quarter of 2010 as compared to the Predecessor First Quarter of 2009.
The following table presents a summary of our cash flows for the Successor First Quarter of 2010 and the Predecessor First Quarter of 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
	(Successor)	(Predecessor)
	(unaudited)	(unaudited)
Net cash provided by (used in):
Cash flows from operating activities	$10,170	$5,032
Cash flows from investing activities	(24,128)	(18,035)
Cash flows from financing activities	14,000	19,347

Net increase in cash	$42	$6,344

Adjusted EBITDA	$8,916	$7,530

           Operating Activities. Net cash provided by operating activities increased from approximately $5.0 million in the 2009 period to approximately $10.2 million. Approximately $3.0 million is due to interest expense on our intercompany note with PAA during the 2010 period that was payable in kind, whereas interest expense on debt outstanding during the 2009 period was paid in cash. Additionally, approximately $3.0 million of the change was due to changes in working capital items period over period. Such increases were offset by lower net income in the 2010 period as compared to the 2009 period.
          Investing Activities. Net cash used in investing activities consisted primarily of expansion capital expenditures associated with the expansion of our Pine Prairie facility during the 2010 and 2009 periods. Cash paid for expansion capital expenditures increased from approximately $18.2 million in the 2009 period to approximately $20.6 million in the 2010 period. Additionally, the 2010 period includes approximately $3.5 million cash paid for base gas purchases related to the 10 Bcf of working gas capacity placed into service at our Pine Prairie facility during the second quarter of 2010. No base gas purchases occurred during the 2009 period.
          Financing Activities. Net cash provided by financing consisted primarily of borrowings under debt facilities outstanding during each applicable period. During the 2009 period, net borrowings under our Predecessor’s credit facilities, which were terminated in conjunction with the PAA Ownership Transaction, were approximately $23.9 million. Additionally, approximately $4.5 million of financing costs were paid during this period. During the 2010 period, intercompany borrowings from PAA were approximately $14.0 million. Interest expense on our intercompany borrowings from PAA for the 2010 period was approximately $3.0 million, which is net of approximately $4.3 million of capitalized interest.
Capital Requirements
          We use cash primarily for our acquisition activities, internal growth projects and distributions paid to our unitholders and general partner. We have made and will continue to make capital expenditures for acquisitions, expansion capital and maintenance capital. Historically, we have financed these expenditures primarily with cash generated by operations and the financing activities discussed above.
          Estimated Capital Expenditures. We estimate we will spend approximately $94 million in expansion capital, including capitalized interest, during 2010, of which approximately $29.4 million was incurred through March 31, 2010. Maintenance capital expenditures for 2010 are estimated to be approximately $0.6 million, of which approximately $0.2 million was incurred through March 31, 2010.
          Distributions to Unitholders and General Partner. We intend to distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. We expect to pay a minimum quarterly distribution of $0.3375 per common unit and Series A subordinated unit for each complete calendar quarter, which equates to approximately $15.7 million per full quarter or approximately $62.7 million per full year, based on the number of common units, Series A subordinated units and general partner interest outstanding immediately after the closing of our initial public offering on May 5, 2010. Our Series B subordinated units will not be entitled to receive distributions until they convert to Series A subordinated units or common units, as applicable. Such conversion is subject to the achievement of (i) certain operational targets at our Pine Prairie facility and (ii) certain distribution requirements in the future. Our minimum quarterly distribution for the quarter ending June 30, 2010 will be pro-rated for the period from May 5, 2010 to June 30, 2010. For further information regarding distributions, please read “Our cash distribution policy and restrictions on distributions” in the Final Prospectus.
          We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity under our credit agreement to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity.
Contingencies
          See Note 5 to the condensed consolidated financial statements.
Commitments
          Contractual Obligations. In the ordinary course of doing business, we lease storage and transportation capacity from third parties, incur debt and interest payments and enter into purchase commitments in conjunction with our operations and our capital expansion program. The following table includes our best estimate of the amount and timing of the payments due under our contractual obligations as of March 31, 2010 (in millions):

	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt and interest payments(1)	$636.6	$—	$—	$—	$—	$636.6	$—
Leases — storage, transportation, other	49.9	13.6	13.1	10.5	6.2	4.5	2.0
Purchase obligations	46.3	29.2	1.6	1.8	1.9	1.9	9.9
Other long-term liabilities	2.1	0.8	0.7	0.4	0.2	—	—

Total	$734.9	$43.6	$15.4	$12.7	$8.3	$643.0	$11.9

(1)	Includes intercompany loan of $472 million and interest of 6.5% for 5 years entered into in connection with the PAA Ownership Transaction. Prior to the closing of our IPO, this loan was represented by a demand note payable to PAA. As further discussed above, a portion of our obligation under this note was repaid in connection with our IPO and the balance was extinguished and treated as a capital contribution and part of PAA’s investment in us.
          Letters of Credit. In connection with our use of certain leased storage and transportation assets, we have periodically provided certain suppliers with irrevocable standby letters of credit to secure our obligations for the purchase of these services. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the services are provided. In certain instances, parental guarantees were provided by PAA in lieu of letters of credit. At March 31, 2010, we had approximately $3.0 million of outstanding parental guarantees provided by PAA and no outstanding letters of credit. Our new $400 million senior unsecured revolving credit facility entered into in conjunction with our initial public offering provides us with the ability to issue letters of credit.
Off-Balance Sheet Arrangements
          We have no significant off-balance sheet arrangements as defined by Item 307 of Regulation S-K.
Recent Accounting Pronouncements
          See Note 2 to the condensed consolidated financial statements.
Critical Accounting Policies and Estimates
          For a discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the Final Prospectus.
Forward-Looking Statements
          All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements incorporating the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” as well as similar expressions and statements regarding our business strategy, plans and objectives for future operations. The absence of these words, however, does not mean that the statements are not forward-looking. These statements reflect our current views with respect to future events, based on what we believe to be reasonable assumptions. Certain factors could cause actual results to differ materially from the results anticipated in the forward-looking statements. These factors include, but are not limited to:
•	the impact of operational and commercial factors that could result in an inability on our part to satisfy our contractual commitments and obligations, including the impact of equipment performance, cavern operating pressures and cavern temperature variances;

•	risks related to the development and operation of natural gas storage facilities;

•	failure to implement or execute planned internal growth projects on a timely basis and within targeted cost projections;

•	interruptions in service and fluctuations in tariffs or volumes on third party pipelines;

•	general economic, market or business conditions and the amplification of other risks caused by deteriorated financial markets, capital constraints and pervasive liquidity concerns;

•	the successful integration and future performance of acquired assets or businesses;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements and related interpretations;
•	significantly reduced volatility in natural gas markets for an extended period of time;

•	factors affecting demand for natural gas and natural gas storage services and the rates we are able to charge for such services;

•	our ability to maintain or replace expiring storage contracts at attractive rates and on other favorable terms;

•	the effects of competition;

•	shortages or cost increases of power supplies, materials or labor;

•	weather interference with business operations or project construction;

•	ability to receive open credit from our suppliers and trade counterparties;

•	continued creditworthiness of, and performance by, our counterparties, including financial institutions and trading companies with which we do business;

•	the effectiveness of our risk management activities;

•	the availability of, and our ability to consummate, acquisition or combination opportunities;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	increased costs or unavailability of insurance;

•	fluctuations in the debt and equity markets, including the price of our units at the time of vesting under our long-term incentive plan;

•	future developments and circumstances at the time distributions are declared; and

•	other factors and uncertainties inherent in the development and operation of natural gas storage facilities.
          Other factors, described herein, or factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risks Factors” in the Final Prospectus. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included in the Final Prospectus. There have been no material changes to that information other than as discussed below. Also, see Note 4 to the condensed consolidated financial statements for additional discussion related to derivative instruments and hedging activities.
Commodity Price Risk
          Our outstanding natural gas derivatives as of March 31, 2010 represented a net liability of $0.2 million. A 10% decrease in natural gas prices would result in an incremental liability of $0.2 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
          We maintain written disclosure controls and procedures (“DCP”). The purpose of our DCP is to provide reasonable assurance that (i) information is recorded, processed, summarized and reported in a manner that allows for timely disclosure of such information in accordance with the securities laws and SEC regulations and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
          Applicable SEC rules require an evaluation of the effectiveness of the design and operation of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our DCP as of the end of the period covered by this report, and our Chief Executive Officer and Chief Financial Officer found our DCP to be effective in providing reasonable assurance of the timely recording, processing, summarization and reporting of information, and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosure.
Changes in Internal Control over Financial Reporting
          In addition to the information concerning our DCP, we are required to disclose certain changes in our internal control over financial reporting. Although we have made various enhancements to our controls, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Certifications
          The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
          We are not a party to any legal proceeding other than legal proceedings arising in the ordinary course of our business. Also, see Note 5 to the condensed consolidated financial statements for additional discussion regarding legal proceedings.
Item 1A. Risk Factors
          In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed in the “Risk Factors” section of the Final Prospectus. There have been no material changes to the risk factors previously disclosed in the Final Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Recent Sales of Unregistered Securities
     On January 15, 2010, in connection with our formation, we issued (i) a 2.0% general partner interest to our general partner for $20, and (ii) a 98.0% limited partner interest to PAA for $980. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
     On May 5, 2010, in connection with the closing of our IPO, we issued to PAA (i) 18,106,529 Common Units, (ii) 13,934,351 Series A subordinated units and (iii) 11,500,000 Series B subordinated units in exchange for the contribution by PAA and its affiliates of a 98% equity interest in PNGS. This issuance was exempt from registration under Section 4(2) of the Securities Act.
     Each of the Series A subordinated units will convert into one common unit at the end of the subordination period, as defined in our Partnership Agreement. Unless earlier terminated pursuant to the terms of our Partnership Agreement, the subordination period will extend until the first day of any quarter beginning after June 30, 2013 that we meet the financial tests set forth in the Partnership Agreement, but may end sooner if we meet other financial tests.
     The Series B subordinated units will convert into Series A subordinated units upon satisfaction of certain operational and financial conditions as set forth in the Partnership Agreement. If at the time the operational and financial conditions are satisfied, the subordination period has already ended and all outstanding Series A subordinated units have converted into common units, the Series B subordinated units will instead convert directly into common units on a one-for-one basis.
  Use of Proceeds
     On April 26, 2010, we commenced the initial public offering of our common units pursuant to our Registration Statement on Form S-1, Commission File No. 333-164492, which was declared effective by the Securities and Exchange Commission on April 29, 2010, and pursuant to our Registration Statement on Form S-1, Commission File No. 333-166398. Barclays Capital Inc., UBS Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC acted as joint book-running managers of the offering.
     Upon closing of the IPO on May 5, 2010, we issued all of the securities that were registered (13,478,000 common units, including 1,758,000 common units issued pursuant to the underwriters’ over-allotment option) at a price per unit of $21.50. After deducting underwriting discounts and commissions of approximately $17.8 million paid to the underwriters, estimated offering expenses of approximately $3.0 million and a structuring fee of approximately $1.0 million, which was primarily success-based, the net proceeds from the IPO were approximately $268 million. We used all of the net proceeds from the IPO, together with $200 million of borrowings under our revolving credit facility, to repay intercompany indebtedness owed to PAA. The portion of our intercompany indebtedness to PAA that was not repaid at the time of our initial public offering was extinguished and treated as a capital contribution by PAA and part of PAA’s initial investment in the Partnership. PAA is the sole member of our general partner and owns a 74.8% limited partner interest in us. See “— Recent Sales of Unregistered Securities” above for information regarding the issuance of additional securities in connection with our IPO.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
     None.
Item 6. Exhibits

1.1	—	Underwriting Agreement dated April 29, 2010, by and among PAA Natural Gas Storage, L.P., PNGS GP LLC, Plains All American Pipeline, L.P. and the Underwriters named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 4, 2010).

3.1	—	Certificate of Limited Partnership of PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.2	—	Amended and Restated Agreement of Limited Partnership of PAA Natural Gas Storage, L.P. dated May 5, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 11, 2010).

3.3	—	Certificate of Formation of PNGS GP LLC (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.4	—	Amended and Restated Limited Liability Company Agreement of PNGS GP LLC dated May 5, 2010 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 11, 2010).

10.1	—	Contribution Agreement dated as of April 29, 2010 by and among PAA Natural Gas Storage, L.P., PNGS GP LLC, Plains All American Pipeline, L.P., PAA Natural Gas Storage, LLC, PAA/Vulcan Gas Storage, LLC, Plains Marketing, L.P. and Plains Marketing GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2010).

10.2	—	Omnibus Agreement dated May 5, 2010 by and among Plains All American GP LLC, Plains All American Pipeline, L.P., PNGS GP LLC and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2010).

10.3	—	Tax Sharing Agreement dated May 5, 2010 by and among Plains All American Pipeline, L.P. and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 11, 2010).

10.4	—	Credit Agreement dated April 7, 2010 among PAA Natural Gas Storage, L.P., Bank of America, N.A., DnB Nor Bank ASA, Wells Fargo Bank, National Association, UBS Loan Finance LLC and Citibank, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 11, 2010).

10.5†	—	Employment Agreement, effective November 1, 2008, between Dean Liollio and Plains All American GP LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.6†	—	Employment Agreement, effective September 15, 2009, between Richard McGee and Plains All American GP LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.7†	—	PAA Natural Gas Storage, L.P. 2010 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2010).

10.8†	—	Form of Phantom Unit and Distribution Equivalent Right Grant Letter (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.9†	—	Form of Phantom Unit Grant Letter (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.10†	—	Form of PNGS GP LLC Class B Restricted Unit Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

31.1*	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2*	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2*	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

†	Management compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAA NATURAL GAS STORAGE, L.P.
	By:	PNGS GP LLC, its general partner

Date: June 9, 2010	By:	/s/ Greg L. Armstrong
		Name:	Greg L. Armstrong
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2010	By:	/s/ Dean Liollio
		Name:	Dean Liollio
		Title:	President

Date: June 9, 2010	By:	/s/ Al Swanson
		Name:	Al Swanson
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

1.1	—	Underwriting Agreement dated April 29, 2010, by and among PAA Natural Gas Storage, L.P., PNGS GP LLC, Plains All American Pipeline, L.P. and the Underwriters named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 4, 2010).

3.1	—	Certificate of Limited Partnership of PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.2	—	Amended and Restated Agreement of Limited Partnership of PAA Natural Gas Storage, L.P. dated May 5, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 11, 2010).

3.3	—	Certificate of Formation of PNGS GP LLC (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.4	—	Amended and Restated Limited Liability Company Agreement of PNGS GP LLC dated May 5, 2010 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 11, 2010).

10.1	—	Contribution Agreement dated as of April 29, 2010 by and among PAA Natural Gas Storage, L.P., PNGS GP LLC, Plains All American Pipeline, L.P., PAA Natural Gas Storage, LLC, PAA/Vulcan Gas Storage, LLC, Plains Marketing, L.P. and Plains Marketing GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2010).

10.2	—	Omnibus Agreement dated May 5, 2010 by and among Plains All American GP LLC, Plains All American Pipeline, L.P., PNGS GP LLC and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2010).

10.3	—	Tax Sharing Agreement dated May 5, 2010 by and among Plains All American Pipeline, L.P. and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 11, 2010).

10.4	—	Credit Agreement dated April 7, 2010 among PAA Natural Gas Storage, L.P., Bank of America, N.A., DnB Nor Bank ASA, Wells Fargo Bank, National Association, UBS Loan Finance LLC and Citibank, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 11, 2010).

10.5†	—	Employment Agreement, effective November 1, 2008, between Dean Liollio and Plains All American GP LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.6†	—	Employment Agreement, effective September 15, 2009, between Richard McGee and Plains All American GP LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.7†	—	PAA Natural Gas Storage, L.P. 2010 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2010).

10.8†	—	Form of Phantom Unit and Distribution Equivalent Right Grant Letter (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.9†	—	Form of Phantom Unit Grant Letter (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.10†	—	Form of PNGS GP LLC Class B Restricted Unit Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

31.1*	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2*	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2*	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

†	Management compensatory plan or arrangement.

*	Filed herewith.