Form 10-Q
period 2010-09-30
PAA NATURAL GAS STORAGE LP
filed 2010-11-05
CIK 1481506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-34722
PAA Natural Gas Storage, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-1679071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Clay Street, Suite 1500, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 2, 2010, there were 31,586,405 common units outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “PNG.”

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION	3
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	3
Condensed Consolidated Balance Sheets: September 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations: For the three and nine months ended September 30, 2010 (Successor) and for the periods September 3, 2009 through September 30, 2009 (Successor), July 1, 2009 through September 2, 2009 and January 1, 2009 through September 2, 2009 (Predecessor)	4
Condensed Consolidated Statement of Changes in Partners’ Capital and Members’ Capital: For the nine months ended September 30, 2010	5
Condensed Consolidated Statements of Cash Flows: For the nine months ended September 30, 2010 and for the periods September 3, 2009 through September 30, 2009 (Successor) and January 1, 2009 through September 2, 2009 (Predecessor)	6
Notes to the Condensed Consolidated Financial Statements:	7
1. Organization, Nature of Operations and Basis of Presentation	7
2. Recent Accounting Pronouncements	8
3. Derivative Instruments and Risk Management Activities	8
4. Debt	11
5. Commitments and Contingencies	11
6. Partners’ Capital and Distributions	12
7. Comprehensive Income	15
8. Net Income per Limited Partner Unit	16
9. Equity Compensation Plans	18
10. Related Party Transactions	20
11. Reporting Segment	21
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
Item 4. CONTROLS AND PROCEDURES	34
PART II. OTHER INFORMATION	35
Item 1. LEGAL PROCEEDINGS	35
Item 1A. RISK FACTORS	35
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
Item 3. DEFAULTS UPON SENIOR SECURITIES	35
Item 4. [REMOVED AND RESERVED]	35
Item 5. OTHER INFORMATION	35
Item 6. EXHIBITS	35
SIGNATURES	37
EX-10.9
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PAA Natural Gas Storage, L.P. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except units)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$429	$3,124
Accounts receivable	8,023	6,439
Natural gas imbalance receivables	400	400
Other current assets	6,492	2,280

Total current assets	15,344	12,243

Property and equipment
Property and equipment	873,038	816,267
Less: Accumulated depreciation, depletion and amortization	(11,682)	(3,004)

Property and equipment, net	861,356	813,263

Other assets
Base gas	37,498	27,927
Goodwill and intangibles, net	47,880	46,974
Total other assets, net	85,378	74,901

Total assets	$962,078	$900,407

LIABILITIES, PARTNERS’ CAPITAL AND MEMBERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$10,591	$14,034
Natural gas imbalance payables	400	400
Accrued income and other taxes	707	1,610

Total current liabilities	11,698	16,044
Long-term liabilities
Note payable to PAA	—	450,523
Long-term debt under credit facility	221,500	—
Other long-term liabilities	94	1,096

Total long-term liabilities	221,594	451,619

Total liabilities	233,292	467,663
Commitments and contingencies (Note 5)
Partners’ capital and members’ capital
Common unitholders (31,586,405 units issued and outstanding at September 30, 2010)	478,323	—
Subordinated unitholders (25,434,351 units issued and outstanding at September 30, 2010)	238,262	—
General partner	12,604	—
Members’ capital	—	432,744
Accumulated other comprehensive loss	(403)	—

Total partners’ capital and members’ capital	728,786	432,744

Total liabilities, partners’ capital and members’ capital	$962,078	$900,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per unit data)

	Successor		Predecessor	Successor		Predecessor
		September 3, 2009	July 1, 2009		September 3, 2009	January 1, 2009
	Three Months Ended	through September	through September	Nine Months Ended	through September	through September
	September 30, 2010	30, 2009	2, 2009	September 30, 2010	30, 2009	2, 2009
	(See Note 1)		(See Note 1)	(See Note 1)		(See Note 1)
Revenues
Firm storage services	$23,773	$6,020	$11,977	$66,057	$6,020	$42,649
Hub services	689	343	482	3,625	343	2,988
Other	621	7	1	1,764	7	1,292

Total revenues	25,083	6,370	12,460	71,446	6,370	46,929

Costs and expenses
Storage related costs	5,101	1,002	2,124	16,624	1,002	8,792
Other operating costs (except those shown below)	1,720	896	1,252	5,144	896	4,820
Fuel expense	611	171	40	1,665	171	1,816
General and administrative expenses	3,409	1,383	781	11,163	1,383	3,562
Depreciation, depletion and amortization	3,867	770	1,887	10,323	770	8,054

Total costs and expenses	14,708	4,222	6,084	44,919	4,222	27,044

Operating income	10,375	2,148	6,376	26,527	2,148	19,885
Other income/(expense)
Interest expense, net of capitalized interest	(749)	(1,140)	(676)	(6,540)	(1,140)	(4,352)
Interest income	1	—	13	2	—	139
Income tax expense	—	—	(119)	—	—	(473)
Gain on interest rate swaps	—	—	—	—	—	336
Other income (expense)	(7)	(2)	(1)	(14)	(2)	(17)

Net income	$9,620	$1,006	$5,593	$19,975	$1,006	$15,518

Calculation of Limited Partner Interest in Net Income: (1)
Net income	$9,620	n/a	n/a	$14,547	n/a	n/a
Less general partner interest in net income	192	n/a	n/a	291	n/a	n/a

Limited partner interest in net income	$9,428	n/a	n/a	$14,256	n/a	n/a

Net income per limited partner unit (basic and diluted) (1)
Common and Series A subordinated units (2)	$0.21	n/a	n/a	$0.32	n/a	n/a

Limited partner units outstanding (1)
Common and Series A subordinated units (2) (Basic)	44,520	n/a	n/a	44,902	n/a	n/a
Common and Series A subordinated units (2) (Diluted)	44,525	n/a	n/a	44,907	n/a	n/a

(1)	Reflective of general and limited partner interest in net income since closing of the Partnership’s initial public offering. See Note 8, “Net Income per Limited Partner Unit.”

(2)	Excludes Series B subordinated units. See Note 8, “Net Income per Limited Partner Unit.”
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries
Condensed Consolidated Statement of Changes in Partners’ Capital and Members’ Capital
(unaudited)
(in thousands)

		Partners’ Capital				Accumulated
		Limited Partners				Other
	Members’		Subordinated		General	Comprehensive
	Capital	Common	Series A	Series B	Partner	Loss	Total
Balance at December 31, 2009	$432,744	$—	$—	$—	$—	$—	$432,744
Net income attributable to the period from January 1, 2010 through May 4, 2010	5,428	—	—	—	—	—	5,428
Extinguishment of related party note payable to PAA	16,375	—	—	—	—	—	16,375
Contribution of net assets to PAA Natural Gas Storage, L.P.	(454,547)	205,422	158,088	78,888	12,149	—	—
Issuance of common units to public, net of offering and other costs	—	268,161	—	—	—	—	268,161
Modification of subordinated units	—	—	(22,903)	22,903	—	—	—
Equity compensation expense	—	222	—	—	359	—	581
Modification of LTIP awards	—	1,181	—	—	—	—	1,181
Net income attributable to the period from May 5, 2010 through September 30, 2010	—	10,024	4,232	—	291	—	14,547
Distributions to unitholders	—	(6,677)	(2,946)	—	(196)	—	(9,819)
Distribution equivalent right payments	—	(10)	—	—	—	—	(10)
Contribution from general partner	—	—	—	—	1	—	1
Net deferred loss on cash flow hedges	—	—	—	—	—	(403)	(403)

Balance at September 30, 2010	$—	$478,323	$136,471	$101,791	$12,604	$(403)	$728,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Successor		Predecessor
		September 3, 2009	January 1, 2009
	Nine Months Ended	through September	through September 2,
	September 30, 2010	30, 2009	2009
	(See Note 1)		(See Note 1)
Cash flows from operating activities
Net income	$19,975	$1,006	$15,518
Adjustments to reconcile to cash flow from operations
Depreciation, depletion and amortization	10,323	770	8,054
Non-cash change in fair market value of derivative instruments	(370)	(336)	—
Non-cash interest expense on borrowings from parent, net	5,081	—	—
Change in assets and liabilities
Accounts receivable and other assets	(5,882)	954	(2,166)
Accounts payable and accrued liabilities	3,099	2,021	1,197

Net cash provided by operating activities	32,226	4,415	22,603

Cash flows from investing activities
Additions to property and equipment	(58,550)	(8,365)	(47,542)
Cash paid for base gas	(9,488)	(4,367)	(11,193)
Other investing activities	80	14,002	174

Net cash provided by (used in) investing activities	(67,958)	1,270	(58,561)

Cash flows from financing activities
Repayments on term loan agreement	—	(25,214)	(1,225)
Borrowings on revolving credit facility	256,900	—	59,400
Repayments of borrowings on revolving credit facility	(35,400)	—	(29,900)
Borrowings from parent	24,000	—	—
Repayment of borrowings from parent	(468,363)	—	—
Net proceeds from issuance of common units	268,161	—	—
Costs incurred in connection with financing arrangements	(2,433)	—	(4,639)
Contribution from general partner	1	—	—
Distributions paid to limited partners	(9,623)	—	—
Distributions paid to general partner	(196)	—	—
Distribution equivalent right payments	(10)	—	—
Contributions from members	—	—	8,500
Distributions to members	—	—	(8,500)

Net cash provided by (used in) financing activities	33,037	(25,214)	23,636

Net decrease in cash and cash equivalents	(2,695)	(19,529)	(12,322)
Cash and cash equivalents
Beginning of period	3,124	20,328	32,650

End of period	$429	$799	$20,328

Cash paid for interest, net of amounts capitalized	$1,448	$—	$2,298

Cash paid for income taxes	$—	$—	$795

Non-cash items
Change in non-cash asset purchases included in accounts payable	$(6,855)	$(3,761)	$1,534

Non-cash interest capitalized on borrowings from parent	$5,130	$1,140	$—

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
     Our Pine Prairie facility is a recently constructed, high-deliverability salt cavern natural gas storage complex located in Evangeline Parish, Louisiana. As of September 30, 2010, Pine Prairie had a total working gas storage capacity of approximately 24.0 billion cubic feet (“Bcf”) in three caverns. Our Bluewater facility is a depleted reservoir natural gas storage complex located approximately 50 miles from Detroit in St. Clair County, Michigan. As of September 30, 2010, Bluewater had a total working gas storage capacity of approximately 26 Bcf in two depleted reservoirs.
     As further discussed in Note 6, on May 5, 2010, the Partnership completed its initial public offering (“IPO”) pursuant to which PAA sold an approximate 23.0% limited partner interest in the Partnership to the public. Immediately prior to the closing of the IPO on May 5, 2010, PAA and certain of its consolidated subsidiaries contributed 100.0% of the equity interests in PAA Natural Gas Storage, LLC (“PNGS”), the predecessor of the Partnership, and its subsidiaries to the Partnership. For periods prior to our initial public offering, the accompanying condensed consolidated financial statements of PNG reflect the predecessor financial statements of the Partnership, which are based on the historical ownership percentages of PAA and its subsidiaries in the PNGS operations that were contributed to the Partnership in conjunction with the IPO. Prior to the IPO, the financial statements of the Partnership consisted of total assets of $1,000 and the Partnership had not conducted any activity since its formation on January 15, 2010. The accompanying condensed consolidated financial statements, to the extent they relate to periods prior to the IPO, have been prepared from the separate financial records maintained by PNGS or its predecessor, as applicable, and may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership had operated separately during those periods. As of September 30, 2010, PAA owned approximately 77.0% of the equity interests in the Partnership including our 2.0% general partner interest and limited partner interests consisting of 18,106,529 common units, 11,934,351 Series A subordinated units and 13,500,000 Series B subordinated units.
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

$49,518

     As a result of the push-down accounting requirements applied in conjunction with the PAA Ownership Transaction, the financial information of PNG for periods preceding (designated as “Predecessor”) and succeeding (designated as “Successor”) the PAA Ownership Transaction have been prepared under two different cost bases of accounting. Where applicable, a vertical line separates financial information for periods preceding and succeeding the PAA Ownership Transaction to highlight the fact that such information was prepared under different bases of accounting.
     The accompanying condensed consolidated interim financial statements should be read in conjunction with the Partnership’s final prospectus dated April 29, 2010 (the “Final Prospectus”) included in our Registration Statement on Form S-1, as amended (SEC File No. 333-164492). These financial statements have been prepared in accordance with the instructions for interim reporting as prescribed by the Securities and Exchange Commission (the “SEC”). All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for interim periods have been reflected. The condensed balance sheet data as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2010 should not be taken as indicative of results to be expected for the full year.
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
Other Current Assets
     During the quarter ended June 30, 2010, we purchased approximately 1 Bcf of natural gas for approximately $4.6 million for use in the dewatering of our Pine Prairie facility. This gas, which was acquired for operational purposes, is reflected as a component of other current assets in our accompanying condensed consolidated balance sheet as of September 30, 2010. We anticipate that this gas will be sold during the fourth quarter of 2010. In July 2010, we entered into derivative instruments, which were designated as cash flow hedges, to manage our exposure to changes in natural gas prices associated with this anticipated sale.
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
     In January 2010, the FASB issued guidance to enhance disclosures related to the existing fair value hierarchy disclosure requirements. A fair value measurement is designated as Level 1, 2 or 3 within the hierarchy based on the nature of the inputs used in the valuation process. Level 1 measurements generally reflect quoted market prices in active markets for identical assets or liabilities, Level 2 measurements generally reflect the use of significant observable inputs and Level 3 measurements typically utilize significant unobservable inputs. This new guidance requires additional disclosures regarding transfers into and out of Level 1 and Level 2 measurements and requires a gross presentation of activities within the Level 3 roll forward. This guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. We adopted the guidance relating to Level 1 and Level 2 measurements as of January 1, 2010. Our adoption did not have any material impact on our financial position, results of operations or cash flows. We will adopt the guidance relating to Level 3 measurements on January 1, 2011. We do not expect that adoption of this guidance will have any material impact on our financial position, results of operations, or cash flows.
3. Derivative Instruments and Risk Management Activities
     From time to time, we may utilize derivative instruments to (i) manage our price exposure associated with anticipated purchases or sales of natural gas, (ii) economically hedge the value of our natural gas storage facilities and (iii) manage our exposure to interest rate risk. Our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking hedges. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of a hedge and on an ongoing basis, we assess whether the derivatives used in such hedging transactions are highly effective in offsetting changes in cash flows of hedged items. FASB guidance requires us to recognize changes in the fair value of derivative instruments currently in earnings unless the derivatives meet specific cash flow hedge accounting requirements, in which case the effective portion of changes in the fair value of cash flow hedges are deferred in accumulated other comprehensive income (“AOCI”) and reclassified into earnings when the underlying hedged transaction affects earnings.

Commodity Price Risk Hedging
     We use derivative financial instruments to hedge the following commodity risks inherent in our business:
     Anticipated Purchases and Sales of Natural Gas — Our gas storage facilities require minimum levels of base gas to operate. For our natural gas storage facilities that are under construction, we anticipate purchasing base gas in future periods as construction is completed. We use derivatives to hedge such anticipated purchases of natural gas. As of September 30, 2010, we have a long futures position of approximately 1 Bcf consisting of NYMEX futures and a long call option position of approximately 0.7 Bcf. Such positions were entered into during the first quarter of 2010. Additionally, we use derivatives to hedge anticipated sales of operational gas when that gas is no longer needed for cavern development purposes. As of September 30, 2010, we have a short futures position of approximately 1 Bcf consisting of NYMEX futures. Such positions were entered into during the third quarter of 2010. As of September 30, 2010, all of our outstanding derivatives entered into for purposes of hedging anticipated purchases and sales of natural gas have been designated as cash flow hedges.
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
Summary of Financial Statement Impact
     Derivatives that qualify for hedge accounting are designated as cash flow hedges. Changes in fair value for the effective portion of the hedges are deferred to AOCI and recognized in earnings in the periods during which the underlying hedged transaction impacts earnings. Derivatives that do not qualify for hedge accounting and the ineffective portion of cash flow hedges are recognized in earnings each period. Cash settlements associated with our derivative activities are reflected as operating cash flows in our consolidated statements of cash flows.
     We recognized realized losses of approximately $0.8 million, of which approximately $0.4 million was incurred during the nine months ended September 30, 2010, associated with a natural gas calendar spread position, which was closed in June 2010 and did not qualify for hedge accounting. Such losses are reflected as a component of other revenues in our accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2009, we did not have any derivative positions that did not qualify for hedge accounting.
     Our earnings were not impacted by derivatives that were classified as cash flow hedges during the three and nine months ended September 30, 2010.

     A summary of the impact of our derivative activities in cash flow hedging relationships recognized in earnings for the periods July 1, 2009 through September 2, 2009 and January 1, 2009 through September 2, 2009 is as follows (in thousands):

July 1, 2009 through
September 2, 2009
		Amount of Gain/(Loss)	Amount of Gain/(Loss)
		Reclassified from AOCI	Recognized in Income
		into Income (Effective	on Derivatives
	Location of Gain/(Loss)	Portion)(1)	(Ineffective Portion)(2)	Total

Interest Rate Derivatives	Interest expense	$(2,081)	$—	$(2,081)

		January 1, 2009 through
		September 2, 2009
		Amount of Gain/(Loss)	Amount of Gain/(Loss)
		Reclassified from AOCI	Recognized in Income
		into Income (Effective	on Derivatives
	Location of Gain/(Loss)	Portion)(1)	(Ineffective Portion)(2)	Total

Interest Rate Derivatives	Interest expense	$(6,613)	$—	$(6,613)
	Gain on interest rate swaps	—	336	336

Total		$(6,613)	$336	$(6,277)

(1)	Amounts represent derivative gains and losses that were reclassified from AOCI to earnings during the period to coincide with the earnings impact of the respective hedged transaction.

(2)	Amounts represent the ineffective portion of the fair value of our cash flow hedges that were recognized in earnings during the period.
     The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of September 30, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity derivatives designated as hedging instruments	Accounts payable and		Accounts payable and
	accrued liabilities	$1,007	accrued liabilities	$	(1,411)
     The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of December 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity derivatives not designated as hedging instruments	Accounts payable and		Accounts payable and
	Accrued liabilities	$37	Accrued liabilities	$(407)
     As of September 30, 2010, there was a net loss of approximately $0.4 million deferred in AOCI (no amounts were deferred in AOCI as of December 31, 2009). The deferred loss in AOCI is expected to be reclassified to future earnings contemporaneously with the earnings recognition of the underlying hedged transactions. The underlying hedged transactions are for anticipated base gas purchases and anticipated sales of operational gas. As we account for base gas as a long-term asset, which is not subject to depreciation, amounts related to base gas will not be reclassified to future earnings until such gas is sold or in the event an impairment charge is recognized in the future. Approximately $1.4 million of deferred loss as of September 30, 2010 is associated with anticipated base gas purchases. We expect to reclassify the $1.0 million deferred gain as of September 30, 2010, associated with anticipated sales of operational gas, into earnings during the fourth quarter of 2010. Amounts deferred are based on market prices as of September 30, 2010, thus actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions. During 2010 and 2009, no amounts were reclassified from AOCI to earnings as a result of anticipated hedge transactions that were no longer considered to be probable of occurring.

     Our accounting policy is to offset fair value amounts associated with derivatives executed with the same counterparty when a master netting agreement exists. As of September 30, 2010 and December 31, 2009, we did not have an obligation to pay or a right to receive cash collateral associated with our derivatives. At September 30, 2010 and December 31, 2009, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact upon a change in our credit ratings.
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
     The determination of fair value incorporates various factors. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements, but also the impact of potential nonperformance risk on our liabilities. As of September 30, 2010 and December 31, 2009, all of our derivatives consisted of exchange-traded instruments within active markets. We therefore consider all of our derivatives as of September 30, 2010 and December 31, 2009 to be Level 1 fair value measurements.
4. Debt
     In April 2010, subject to consummation of our initial public offering, we entered into a three-year, $400.0 million senior unsecured revolving credit facility that matures in May 2013. This credit facility, which bears interest based on LIBOR plus an applicable margin (approximately 2.8% in the aggregate as of September 30, 2010) determined based on funded debt-to-EBITDA levels (as defined in the credit agreement), may be expanded to $600.0 million, subject to additional lender commitments and with approval of the administrative agent for the credit facility.
     This credit facility restricts, among other things, the Partnership’s ability to make distributions of available cash to unitholders if any default or event of default, as defined in the credit agreement, exists or would result therefrom. In addition, the credit facility contains restrictive covenants, including those that restrict our ability to incur additional indebtedness, engage in certain transactions with affiliates, grant (or permit to exist) liens or enter into certain restricted contracts, make any material change to the nature of our business, make a disposition of all or substantially all of our assets or enter into a merger, consolidate, liquidate, wind up or dissolve. Also, the credit facility contains certain financial covenants which, among other things, requires us to maintain a debt-to-EBITDA coverage ratio that will not be greater than 4.75 to 1.00 on outstanding debt (5.50 to 1.00 on all outstanding debt during an acquisition period) and also requires that we maintain an interest-to-EBITDA coverage ratio that will not be less than 3.00 to 1.00, as such terms are defined in the credit agreement. As of September 30, 2010, we were in compliance with the covenants contained in our credit agreement.
     We incurred approximately $2.4 million of costs, reflected as a component of goodwill and intangibles, net in our accompanying condensed consolidated balance sheet as of September 30, 2010, in connection with the establishment of our senior unsecured revolving credit facility. Such costs were capitalized and will be amortized over the term of the credit facility using the straight-line method of amortization. Amortization of debt issuance costs is reflected as a component of depreciation, depletion and amortization expenses in our accompanying condensed consolidated statements of operations. At September 30, 2010, we estimate that the carrying value of outstanding borrowings under our credit facility approximates fair value as interest rates reflect current market rates.
     Our credit facility includes the ability to issue letters of credit. As of September 30, 2010, we had no outstanding letters of credit.
     As of December 31, 2009, approximately $450.5 million was outstanding on a related party note payable to PAA, which was entered into in conjunction with the PAA Ownership Transaction. The note accrued interest and was payable in kind, at a rate of 6.5%. As discussed in Note 6, net proceeds of the IPO, along with borrowings under the new credit facility, were used to repay approximately $468.4 million of the related party note, which included additional borrowings and interest accrued through May 5, 2010. The remaining balance of approximately $16.4 million was extinguished and treated as a capital contribution by PAA as part of PAA’s initial investment in the Partnership.
     Capitalized interest for the three and nine months ended September 30, 2010, was $1.0 million and $6.5 million, respectively, and $1.3 million, $3.3 million and $10.2 million for the periods September 3, 2009 through September 30, 2009, July 1, 2009 through September 2, 2009 and January 1, 2009 through September 2, 2009, respectively.
5. Commitments and Contingencies
Environmental

     We may experience releases of natural gas, brine, crude oil or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such releases from our assets may substantially affect our business. As of September 30, 2010, we have not identified any such material obligations.
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
Outstanding Units
     From the closing of our initial public offering on May 5, 2010 through September 30, 2010, changes in our issued and outstanding common, Series A subordinated and Series B subordinated units were as follows:

		Subordinated
	Common	Series A	Series B	Total
Balance, May 5, 2010	—	—	—	—
Initial public offering	31,584,529	13,934,351	11,500,000	57,018,880
Modification of subordinated units	—	(2,000,000)	2,000,000	—
Vesting of LTIP awards	1,876	—	—	1,876

Balance, September 30, 2010	31,586,405	11,934,351	13,500,000	57,020,756

Modification of subordinated units
     In August 2010, our general partner amended and restated the Amended and Restated Agreement of Limited Partnership of the Partnership (the “Second Amended and Restated Agreement”) to increase our distribution coverage and growth profile of our common and Series A subordinated units and improve our posture with respect to potential acquisitions. The Second Amended and Restated Agreement reduced the number of Series A subordinated units held by PAA by 2.0 million units and increased the number of Series B subordinated units held by PAA by an equivalent amount. The Second Amended and Restated Agreement also established two additional tranches of Series B subordinated units. We accounted for this transaction as an exchange between entities under common control and accordingly, we reclassified approximately $22.9 million, the book value of 2.0 million Series A subordinated units at the time of the transaction, from the Series A subordinated unit limited partner capital account to the Series B subordinated unit limited partner capital account in our accompanying condensed consolidated statement of changes in partners’ capital and members’ capital.
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
     The Series B subordinated units will convert into Series A subordinated units upon satisfaction of the following operational and financial conditions:
•	2,600,000 Series B subordinated units will convert into Series A subordinated units on a one-for-one basis if (a) the aggregate amount of working gas storage capacity at Pine Prairie that has been placed into service totals at least 29.6 Bcf,

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

•	2,833,333 Series B subordinated units will convert into Series A subordinated units on a one-for-one basis if (a) the aggregate amount of working gas storage capacity at Pine Prairie that has been placed into service totals at least 35.6 Bcf, (b) we generate distributable cash flow for two consecutive quarters sufficient to pay a quarterly distribution of at least $0.3825 per unit (representing an annualized distribution of $1.53 per unit) on the weighted average number of outstanding common units and Series A subordinated units and all of such Series B subordinated units and, if any, the Series B subordinated units described in the prior bullet, and (c) we make a quarterly distribution of available cash of at least $0.3825 per quarter for two consecutive quarters on all outstanding common units and Series A subordinated units and the corresponding distributions on our general partner’s 2.0% interest and the related distributions on the incentive distribution rights;

•	2,066,667 Series B subordinated units will convert into Series A subordinated units on a one-for-one basis if (a) the aggregate amount of working gas storage capacity at Pine Prairie that has been placed into service totals at least 41.6 Bcf, (b) we generate distributable cash flow for two consecutive quarters sufficient to pay a quarterly distribution of at least $0.4075 per unit (representing an annualized distribution of $1.63 per unit) on the weighted average number of outstanding common units and Series A subordinated units and all of such Series B subordinated units and, if any, the Series B subordinated units described in the prior two bullets, and (c) we make a quarterly distribution of available cash of at least $0.4075 per quarter for two consecutive quarters on all outstanding common units and Series A subordinated units and the corresponding distributions on our general partner’s 2.0% interest and the related distributions on the incentive distribution rights;

•	3,000,000 Series B subordinated units will convert into Series A subordinated units on a one-for-one basis if (a) the aggregate amount of working gas storage capacity at Pine Prairie that has been placed into service totals at least 48 Bcf, (b) we generate distributable cash flow for two consecutive quarters sufficient to pay a quarterly distribution of at least $0.4275 per unit (representing an annualized distribution of $1.71 per unit) on the weighted average number of outstanding common units and Series A subordinated units and all of such Series B subordinated units and, if any, the Series B subordinated units described in the prior three bullets, and (c) we make a quarterly distribution of available cash of at least $0.4275 per quarter for two consecutive quarters on all outstanding common units and Series A subordinated units and the corresponding distributions on our general partner’s 2.0% interest and the related distributions on the incentive distribution rights; and

•	3,000,000 Series B subordinated units will convert into Series A subordinated units on a one-for-one basis if (a) the aggregate amount of working gas storage capacity at Pine Prairie that has been placed into service totals at least 48 Bcf, (b) we generate distributable cash flow for two consecutive quarters sufficient to pay a quarterly distribution of at least $0.45 per unit (representing an annualized distribution of $1.80 per unit) on the weighted average number of outstanding common units and Series A subordinated units and all of such Series B subordinated units and, if any, the Series B subordinated units described in the prior four bullets, and (c) we make a quarterly distribution of available cash of at least $0.45 per quarter for two consecutive quarters on all outstanding common units and Series A subordinated units and the corresponding distributions on our general partner’s 2.0% interest and the related distributions on the incentive distribution rights.
     Before giving effect to the Second Amended and Restated Agreement, there were 4,600,000, 3,833,333 and 3,066,667 Series B subordinated units included in first, second and third tranches of Series B subordinated units, respectively.
     Our general partner will determine whether the in-service operational requirements set forth above have been satisfied. To the extent that the operational tests described above are satisfied prior to or during the two-quarter period applicable to the financial tests described above, the holder of the Series B subordinated units subject to conversion will be entitled to receive the quarterly distribution payable with respect to the second quarter of such two-quarter period. In all other circumstances, where the operational tests are satisfied following the two-quarter period applicable to the financial tests, the holder of the Series B subordinated units subject to conversion will be entitled to receive any distribution payable following the satisfaction of such operational tests.
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
Distributions
     Our partnership agreement requires that, within 45 days subsequent to the end of each quarter, beginning with the quarter ended June 30, 2010, we will distribute all of our available cash, as defined in our partnership agreement, to unitholders of record on the applicable record date.
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
     If cash distributions to our unitholders exceed $0.3375 per common unit and Series A subordinated unit in any quarter, our general partner will receive, in addition to distributions on its 2.0% general partner interest, incentive distributions in increasing percentages, up to 48.0%, of the cash we distribute in excess of that amount as follows:

	Total Quarterly Distributions
	per Common Unit and	Marginal Percentage
	Series A Subordinated Unit	Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$ 0.3375	98.0%	2.0%
First target distribution	above $0.3375 up to $0.37125	85.0%	15.0%
Second target distribution	above $0.37125 up to $0.50625	75.0%	25.0%
Thereafter	above $0.50625	50.0%	50.0%
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
     The following table details the distributions subsequent to our initial public offering (in millions, except per unit amounts):

		Distributions Paid
			Series A				Distributions
		Common	Subordinated	General Partner			per limited
Date Declared	Date Paid or To Be Paid	Units	Units	Incentive	2%	Total	partner unit
October 12, 2010	November 12, 2010 (1)	$10.7	$4.0	$—	$0.3	$15.0	$0.3375
July 13, 2010	August 13, 2010 (2)	$6.7	$2.9	$—	$0.2	$9.8	$0.2114

(1)	Payable to unitholders of record on November 2, 2010, for the period July 1, 2010 through September 30, 2010.

(2)	Amount represents a quarterly distribution of $0.3375 per unit prorated from the May 5, 2010 closing date of the IPO through June 30, 2010.
7. Comprehensive Income
     Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income (loss) are presented below (in thousands):

	Successor		Predecessor	Successor		Predecessor
		September 3, 2009	July 1, 2009		September 3, 2009	January 1, 2009
	Three Months Ended	through September	through September	Nine Months Ended	through September	through September
	September 30, 2010	30, 2009	2, 2009	September 30, 2010	30, 2009	2, 2009
	(See Note 1)		(See Note 1)	(See Note 1)		(See Note 1)
Net income	$9,620	$1,006	$5,593	$19,975	$1,006	$15,518
Net derivative gain/(loss) on cash flow hedges	(44)	—	(627)	(403)	—	1,990

Total comprehensive income	$9,576	$1,006	$4,966	$19,572	$1,006	$17,508

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
     The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months ended September 30, 2010 and the period from May 5, 2010 (the closing of our initial public offering) through September 30, 2010 (amounts in thousands, except per unit data):

	Three Months	May 5, 2010
	Ended	through
	September 30,	September 30,
	2010	2010
Net income	$9,620	$14,547
Less: General partner’s incentive distribution paid (1)	—	—
Less: General partner 2.0% ownership	192	291

Net income available to limited partners	$9,428	$14,256

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income amongst limited partner interests:
Net income allocable to common units	$6,686	$10,024
Net income allocable to Series A subordinated units	2,742	4,232
Net income allocable to Series B subordinated units (2)	—	—

Net income available to limited partners	$9,428	$14,256

Denominator:
Basic weighted average number of limited partner units outstanding: (2)(3)(4)
Common units	31,586	31,585
Series A subordinated units	12,934	13,317
Series B subordinated units	12,500	12,117
Diluted weighted average number of limited partner units outstanding: (2)(3)(4)
Common units	31,591	31,590
Series A subordinated units	12,934	13,317
Series B subordinated units	12,500	12,117
Basic and diluted net income per limited partner unit: (2)(3)(4)
Common units	$0.21	$0.32
Series A subordinated units	$0.21	$0.32
Series B subordinated units	$—	$—

(1)	Based on the amount of the distribution declared per common and Series A subordinated limited partner units related to earnings for the applicable periods, our general partner was not entitled to receive any incentive distributions for such periods.

(2)	As of September 30, 2010, our Series B subordinated units were not entitled to participate in our earnings, losses or distributions in accordance with the terms of our partnership agreement as necessary performance conditions have not been satisfied. As a result, no earnings were allocated to the Series B subordinated units in our determination of basic and diluted net income per limited partner unit.

(3)	Substantially all of our LTIP awards (described in Note 9), which are equity classified awards, contain provisions whereby vesting occurs only upon the satisfaction of a performance condition. None of the performance conditions on such awards had been satisfied as of September 30, 2010. As such, our outstanding LTIP awards as of September 30, 2010 did not have a material impact in our determination of diluted net income per limited partner unit.

(4)	The conversion of (i) our Series A subordinated units to common units and (ii) our Series B subordinated units to Series A subordinated units or common units is subject to certain performance conditions. None of these performance conditions had been satisfied as of September 30, 2010 therefore, there is no dilutive impact of such units in our determination of diluted net income per limited partner unit.

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
     During the second quarter of 2010, 658,500 phantom units were granted under the 2010 LTIP Plan to directors, officers and other employees, a portion of which were granted upon conversion of outstanding awards denominated in common units of PAA. Of this total, (i) 30,000 phantom units will vest annually in 25.0% increments and have an automatic re-grant feature such that as they vest, an equivalent amount is granted; (ii) 326,000 phantom units will vest in one-third increments upon the later of (a) the May 2012 distribution date and the date we pay a quarterly distribution of at least $0.3875, (b) the May 2013 distribution date and the date we pay a quarterly distribution of at least $0.4500, and (c) the May 2014 distribution date and the date we pay a quarterly distribution of at least $0.4750; and (iii) 302,500 phantom units will vest in 25.0% increments in connection with the conversion of our Series A subordinated units and the conversion of each of the first three tranches of our Series B subordinated units. Distribution equivalent rights were also awarded with respect to 342,500 of the phantom unit grants.
     In November 2010, our Board of Directors approved the modification (subject to agreement by the individual award recipients) of 302,500 LTIP awards originally granted in the second quarter of 2010 to more closely align the vesting of these awards to the conversion of our Series B subordinated units as a result of the modification of our subordinated units in August 2010 (see Note 6). Such awards now vest in 20% increments in connection with the conversion of our Series A subordinated units and the conversion of each of the first four tranches of our Series B subordinated units.
     Our LTIP activity for awards issued under the 2010 LTIP Plan is summarized in the following table (in thousands, except per unit data):

		Weighted Average
		Grant Date
	Units	Fair Value per Unit

Outstanding, May 5, 2010	—	$—
Granted (1)	661	19.72
Vested	(2)	19.72
Cancelled or forfeited	—	—

Outstanding, September 30, 2010	659	$19.72

(1)	Includes 645,000 equity classified awards and 13,500 liability classified awards.
     Prior to our initial public offering and adoption of the 2010 LTIP Plan, certain of our officers and other individuals providing direct services on our behalf were granted LTIP awards under LTIP plans sponsored by PAA’s general partner (“PAA LTIP Awards”). Such awards, which allow settlement in cash or PAA common units upon vesting at the election of PAA’s general partner, generally contained performance conditions based on the attainment of certain annualized PAA distribution levels or the attainment of specific PNG EBITDA levels and vested upon the later of a certain date or the attainment of such levels. In connection with the second quarter grants under the 2010 LTIP Plan, substantially all of the then outstanding liability-classified PAA LTIP awards held by PNG management were converted to equity-classified PNG LTIP awards, which resulted in a reclassification to Partners’ capital of approximately $1.2 million of compensation expense recognized on such awards through the modification date. As of September 30, 2010, we are obligated to reimburse PAA, upon vesting, for approximately 20,000 currently outstanding PAA LTIP awards. We reimbursed PAA approximately $0.3 million and $0.5 million for PAA LTIP awards that vested during the three and nine months ended September 30, 2010, respectively.
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
     Our accrued liability at September 30, 2010 related to all outstanding liability classified LTIP awards is approximately $1.3 million. We have also recognized $1.8 million in Partners’ capital related to all outstanding equity classified LTIP awards. Compensation expense recognized on 2010 LTIP Plan awards reflects our assessment that an annualized PNG distribution of $1.45 and the conversion of our Series A subordinated units and the first tranche of our Series B subordinated units are probable of occurring.
     Class B Awards of Our General Partner
     In July 2010, the Board of Directors of our general partner authorized the issuance of 165,000 Class B Units (“PNGS Class B Units”) of PNGS GP LLC (PNG’s general partner) in order to create long term incentives for our management. The entire economic burden of the PNGS Class B Units, which are equity classified, will be borne solely by our general partner and will not impact our cash or our units outstanding. We will recognize the grant date fair value of the PNGS Class B Units as compensation expense over the service period, with such expense recognized as a capital contribution. We will not be obligated to reimburse our general partner for such costs and any distributions made on the PNGS Class B Units will not reduce the amount of cash available for distribution to our unitholders.
     Approximately 98,000 PNGS Class B units were granted in July 2010 and the remaining units are reserved for future grants. The PNGS Class B Units earn the right to participate in distributions (i.e, become “earned”) in 25% increments 180 days following the payment by PNG of quarterly distributions that equate to annualized distribution levels of $2.00, $2.30, $2.50 and $2.70. When PNGS Class B Units become earned units, they will participate in quarterly distributions paid to our general partner in excess of $2,500,000. In addition, 50% of the applicable earned units vest immediately upon becoming earned units and the remaining 50% vest on the fifth anniversary of the date of grant. If PNGS Class B Units become earned units after the fifth anniversary of the date of grant, 100% of such units will vest immediately upon becoming earned units. Assuming all 165,000 PNGS Class B Units were granted and earned, the maximum participation rate would be 6% of PNG’s quarterly general partner distribution in excess of $2,500,000. No expense and corresponding capital contribution were recognized during the three months ended September 30, 2010 as it was not deemed probable that any of the performance conditions necessary for the PNGS Class B Units to become earned would be met.
     Awards Granted by PAA
     During September 2010, PAA entered into agreements with certain officers of PAA pursuant to which these individuals were granted approximately 375,000 awards denominated in PNG common units, Series A subordinated units, and Series B Subordinated units. The awards will vest upon the completion of the service period and certain performance conditions including the conversion of PNG’s Series A subordinated units into common units of PNG and the conversion of PNG’s Series B subordinated units into Series A subordinated units of PNG. Upon vesting, these awards will be settled with outstanding common or Series A subordinated units of PNG currently owned by PAA. The entire economic burden of these agreements will be borne solely by PAA and will not impact our cash or our units outstanding. Since these individuals also serve as officers of PNG and PNG benefits as a result of the services they provide, we will recognize the grant date fair value of these awards as compensation expense over the service period, with such expense recognized as a capital contribution. During the three months ended September 30, 2010, we recognized approximately $0.4 million of expense and a corresponding capital contribution associated with these awards.
Other Consolidated Equity Compensation Information
     The table below summarizes the expense recognized and the value of vested awards related to our equity compensation plans (in thousands):

	Three Months Ended
	September 30, 2010
	Liability Awards	Equity Awards
Equity compensation expense	$230	$441
LTIP cash settled vestings	$317	$—
Distribution equivalent right payments	$—	$10

	Nine Months Ended
	September 30, 2010
	Liability Awards	Equity Awards
Equity compensation expense	$933	$581
LTIP cash settled vestings	$471	$—
Distribution equivalent right payments	$—	$10
     Based on the September 30, 2010 fair value measurement and probability assessment regarding future distributions, we expect to recognize approximately $3.5 million of additional expense over the estimated service period of our outstanding awards related to the remaining unrecognized fair value. For our liability classified awards, this estimate is based on the fair value of the outstanding awards as of September 30, 2010. For our equity classified awards, this estimate is based on the grant date fair value of such awards. Actual amounts may materially differ as a result of a change in the market price of our units and/or probability assessment regarding future distributions. We estimate that the remaining fair value will be recognized in expense as shown below (in thousands):

Equity Compensation
Plan Fair Value
Year	Amortization(1),(2)
2010 (3)	$315
2011	1,699
2012	916
2013 and thereafter	561

Total	$3,491

(1)	Amounts do not include fair value associated with awards containing performance conditions that are not considered to be probable of occurring at September 30, 2010.

(2)	Amounts do not include fair value associated with awards which are not dilutive to our limited partners or impact cash flow available for distribution to our limited partners.

(3)	Includes equity compensation plan fair value amortization for the remaining three months of 2010.
10. Related Party Transactions
     We do not directly employ any personnel to manage or operate our business. These functions are provided by employees of Plains All American GP LLC (“GP LLC”), the general partner of Plains AAP, L.P. which is the sole member of PAA GP LLC, PAA’s general partner. References to PAA, unless the context otherwise requires, include GP LLC. We reimburse PAA for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by PAA in connection with the operation of our business. These expenses are recorded in general and administrative expenses and other operating costs on our income statement and include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf. We record these costs on the accrual basis in the period in which PAA’s general partner incurs them. We reimburse PAA for costs related to equity-based compensation awards upon vesting of the awards. Our agreement with PAA provides that PAA will determine the expenses allocable to us in any reasonable manner determined by PAA in its sole discretion. Total costs reimbursed by us to PAA for the three and nine months ended September 30, 2010, were approximately $4.6 million and $16.0 million, respectively; and $0.9 million, $1.5 million and $7.9 million for the periods September 3, 2009 through September 30, 2009, July 1, 2009 through September 2, 2009 and January 1, 2009 through September 2, 2009, respectively. Of these amounts approximately $0.8 million and $2.6 million and $0.1 million, $0.3 million and $1.0 million, during the three and nine month periods ended September 30, 2010 and the periods September 3, 2009 through September 30, 2009, July 1, 2009 through September 2, 2009 and January 1, 2009 through September 2, 2009, respectively, were allocated personnel costs for shared services and the remainder consisted of direct costs that PAA paid on our behalf along with our allocation of insurance premiums for participation in PAA’s insurance program. As of September 30, 2010 and December 31, 2009, PNG had a liability to PAA of approximately $1.0 million and $0.8 million, respectively, included in accounts payable and accrued liabilities on our accompanying condensed consolidated balance sheet.
     As of September 30, 2010 and December 31, 2009, PNG’s obligation for unvested equity-based compensation awards for which we are required to reimburse PAA upon vesting and settlement was approximately $1.3 million and $1.8 million, respectively. Approximately $1.2 million and $0.7 million of such amounts were reflected in accounts payable and accrued liabilities in our accompanying condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively, with the remaining balances included as a component of other long-term liabilities at each respective date.
Omnibus Agreement
     In conjunction with our initial public offering in May 2010, we entered into an omnibus agreement with PAA and certain of its affiliates, pursuant to which we agreed upon certain aspects of our relationship with them, including, among other things (1) the provision by PAA’s general partner to us of certain general and administrative services and our agreement to reimburse PAA’s general partner for such services, (2) the provision by PAA’s general partner of such personnel as may be necessary to operate and manage our business, and our agreement to reimburse PAA’s general partner for the expenses associated with such personnel, (3) certain indemnification obligations, and (4) our use of the name “PAA” and related marks. Under this agreement, PAA indemnifies us against certain environmental liabilities, tax matters, and title or permitting defects generally for a period of three years after the closing of our initial public offering. The environmental indemnifications are subject to a cap of $15.0 million and require us to pay the first $250 thousand of costs incurred. In addition, we have indemnified PAA against any losses, costs or damages incurred by PAA or its general partner that are attributable to the ownership and operation of our assets following the close of the initial public offering.
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
Relationship with our general partner
     Except as previously disclosed, we are not party to any material transactions with our general partner or any of its affiliates. Additionally, our general partner is not obligated to provide any direct or indirect financial assistance to us or to increase or maintain its capital investment in us.
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
The following table reflects certain financial data for our reporting segment for the periods indicated (in thousands):

	Successor		Predecessor	Successor		Predecessor
		September 3, 2009	July 1, 2009		September 3, 2009	January 1, 2009
	Three Months Ended	through September	through September	Nine Months Ended	through September	through September
	September 30, 2010	30, 2009	2, 2009	September 30, 2010	30, 2009	2, 2009
	(See Note 1)		(See Note 1)	(See Note 1)		(See Note 1)
Revenues (1)	$25,083	$6,370	$12,460	$71,446	$6,370	$46,929

Adjusted EBITDA	$14,907	$3,849	$8,275	$37,982	$3,849	$28,701

Maintenance capital	$75	$2	$170	$292	$2	$384

Long-lived assets (1), (2)	$946,734	$872,605	$—	$946,734	$872,605	$—

Total assets (2)	$962,078	$881,079	$—	$962,078	$881,079	$—

(1)	We only have operations in the United States, thus no geographic data disclosure is necessary for revenues or long-lived assets.

(2)	Amounts are as of September 30.

     The following table reconciles Adjusted EBITDA to consolidated net income (in thousands):

	Successor		Predecessor	Successor		Predecessor
		September 3, 2009	July 1, 2009		September 3, 2009	January 1, 2009
	Three Months Ended	through September	through September	Nine Months Ended	through September	through September
	September 30, 2010	30, 2009	2, 2009	September 30, 2010	30, 2009	2, 2009
	(See Note 1)		(See Note 1)	(See Note 1)		(See Note 1)
Adjusted EBITDA	$14,907	$3,849	$8,275	$37,982	$3,849	$28,701
Selected items impacting Adjusted EBITDA:
Equity compensation charge	(671)	(933)	—	(1,514)	(933)	(304)
Mark-to-market of open derivative positions	—	—	—	370	—	—
Depreciation, depletion and amortization	(3,867)	(770)	(1,887)	(10,323)	(770)	(8,054)
Interest expense	(749)	(1,140)	(676)	(6,540)	(1,140)	(4,352)
Income tax expense	—	—	(119)	—	—	(473)

Net Income	$9,620	$1,006	$5,593	$19,975	$1,006	$15,518

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     As further discussed in Note 1 to the condensed consolidated financial statements, PNGS became a wholly owned subsidiary of PAA on September 3, 2009 when PAA acquired an additional 50.0% interest in PNGS from Vulcan Capital (the “PAA Ownership Transaction”). Application of push-down accounting from PAA to PNGS resulted in a change in carrying value for certain assets and liabilities of PNGS. Accordingly, the following discussion refers to Predecessor and Successor periods, which relate to the accounting periods preceding and succeeding the PAA Ownership Transaction. In the presentation set forth below, the historical Predecessor and Successor periods of 2009 have been separated by a vertical line in order to highlight the fact that the financial information for such periods was prepared under two different cost bases of accounting.
Overview of Operating Results, Capital Spending and Significant Activities
     In October 2010, we filed with the Federal Energy Regulatory Commission (FERC) for expansion of our Pine Prairie facility. The filing contemplates construction of an additional 32 Bcf of working gas storage capacity, including two new 12 Bcf caverns and the expansion of existing permitted capacity by 8 Bcf. Receipt of FERC approval of the proposed expansions would increase Pine Prairie’s permitted capacity from 48 Bcf to 80 Bcf.
     During the second quarter of 2010, we received the necessary regulatory approvals and placed our third cavern into service at our Pine Prairie facility. This 10 Bcf cavern increases the Partnership’s working gas storage capacity at Pine Prairie by approximately 70.0% from 14 Bcf to 24 Bcf and increases the Partnership’s aggregate working capacity by 25.0% from 40 Bcf to approximately 50 Bcf.
     During the second quarter of 2010, we established a commercial optimization group. Without altering our basic commercial strategy of committing a high percentage of our storage capacity under multi-year firm storage contracts at attractive rates, our dedicated commercial marketing group will capture short-term market opportunities by leasing a portion of our owned or leased storage capacity engaging in related commercial marketing activities. Consistent with PAA’s experience in marketing crude oil and refined products, we believe a dedicated commercial marketing group that has a consistent presence in our markets will enhance our ability to properly price our storage and hub service offerings and will increase our cash flow by capitalizing on volatility and inefficiencies in the natural gas markets. We will conduct these commercial activities within pre-defined risk parameters, and our general policy will be (i) to purchase natural gas only in situations where we have a market for such gas, (ii) to utilize physical natural gas inventory and financial derivatives to manage and optimize seasonal and spread risks inherent in our operations and commercial management activities and to structure our transactions so that commodity price fluctuations will not have a material adverse impact on our cash flow and (iii) not to acquire or hold natural gas, futures contracts or other derivative products for the purpose of speculating on outright commodity price changes.
Results of Operations (in thousands, except per storage capacity and monthly operating metrics data)
     The tables below summarize our results of operations for the periods indicated. Due to the change in accounting basis that occurred as a result of the PAA Ownership Transaction, combining results of operations for periods in 2009 prior and subsequent to the transaction for purposes of comparison to 2010 results without making appropriate adjustments may not necessarily facilitate a meaningful analysis and would be inconsistent with relevant accounting and financial reporting authoritative guidance applicable to similar circumstances. As a result, we have elected to present pro forma results of operations for the three and nine month periods ended September 30, 2009 which have been prepared as if the PAA Ownership Transaction had occurred on January 1, 2009. This pro forma information should be read in conjunction with the “Unaudited Pro Forma Condensed Combined Financial Statements” contained in the Final Prospectus.
     The pro forma information is based on assumptions that we believe are reasonable under the circumstances and are intended for illustrative purposes only. While not necessarily indicative of the results of the actual or future operations that would have been achieved had the PAA Ownership Transaction occurred on January 1, 2009, we believe this information provides a more meaningful basis of comparison for purposes of discussion of current period results as information is presented on a comparable accounting basis for complete fiscal periods. Pro forma adjustments reflected in the pro forma results for the three and nine month periods ended September 30, 2009 impacted general and administrative expenses, interest expense and depreciation, depletion and amortization. Revenues and expense categories, other than those previously noted, were not materially impacted by the change in basis and amounts on a pro forma basis for the applicable 2009 period are the summation of activity for the applicable 2009 historical periods. Further discussion of the nature of the pro forma adjustments made is included as a part of this analysis.

	Successor	Pro Forma	Successor	Predecessor
			September 3, 2009	July 1, 2009	Favorable/(Unfavorable)
	Three Months Ended	Three Months Ended	through September	through September	Variance(2)
	September 30, 2010	September 30, 2009	30, 2009	2, 2009	$	%
Revenues
Firm Storage Services
Reservation fees	$22,487	$16,854	$5,638	$11,216	$5,633	33%
Cycling fees and fuel-in-kind	1,286	1,143	382	761	143	13%
Hub Services	689	825	343	482	(136)	-16%
Other	621	8	7	1	613	7663%

Total revenue	25,083	18,830	6,370	12,460	6,253	33%

Storage related costs	(5,101)	(3,126)	(1,002)	(2,124)	(1,975)	-63%
Other operating costs (except those shown below)	(1,720)	(2,148)	(896)	(1,252)	428	20%
Fuel expense	(611)	(211)	(171)	(40)	(400)	-190%
General and administrative expenses	(3,409)	(2,474)	(1,383)	(781)	(935)	-38%
Interest income and other income (expense), net	(6)	10	(2)	12	(16)	-160%
Equity compensation expense	671	933	933	—
Mark-to-market of open derivative positions	—	—	—	—

Adjusted EBITDA	$14,907	$11,814	$3,849	$8,275	$3,093	26%

		—
Reconciliation to net income
Depreciation, depletion and amortization	(3,867)	(2,584)	(770)	(1,887)	(1,283)	-50%
Interest expense, net of capitalized interest	(749)	(2,675)	(1,140)	(676)	1,926	72%
Income tax expense	—	(119)	—	(119)	119	100%
Equity compensation expense	(671)	(933)	(933)	—
Mark-to-market of open derivative positions	—	—	—	—

Net income	$9,620	$5,503	$1,006	$5,593	$4,117	75%

Operating Data:
Net revenue margin (1)	19,982	15,704	5,368	10,336	4,278	27%
Other operating expenses / G&A / Other	(5,075)	(3,890)	(1,519)	(2,061)	(1,185)	-30%

Adjusted EBITDA	$14,907	$11,814	$3,849	$8,275	$3,093	26%

Average working storage capacity (Bcf)	50.0	40.0	40.0	40.0	10.0	25%

Monthly Operating Metrics ($/Mcf)
Net Revenue Margin	$0.13	$0.13	$0.13	$0.13	—	0%
Operating expenses / G&A / Other	$(0.03)	$(0.03)	$(0.04)	$(0.03)	—	0%

Adjusted EBITDA	$0.10	$0.10	$0.09	$0.10	—	0%

			Successor	Predecessor
	Successor	Pro Forma	September 3, 2009	January 1, 2009	Favorable/(Unfavorable)
	Nine Months Ended	Nine Months Ended	through September	through September	Variance(2)
	September 30, 2010	September 30, 2009	30, 2009	2, 2009	$	%
Revenues
Firm Storage Services
Reservation fees	$62,172	$45,254	$5,638	$39,616	$16,918	37%
Cycling fees and fuel-in-kind	3,885	3,415	382	3,033	470	14%
Hub Services	3,625	3,331	343	2,988	294	9%
Other	1,764	1,299	7	1,292	465	36%

Total revenue	71,446	53,299	6,370	46,929	18,147	34%

Storage related costs	(16,624)	(9,794)	(1,002)	(8,792)	(6,830)	-70%
Other operating costs (except those shown below)	(5,144)	(5,716)	(896)	(4,820)	572	10%
Fuel expense	(1,665)	(1,987)	(171)	(1,816)	322	16%
General and administrative expenses	(11,163)	(6,185)	(1,383)	(3,562)	(4,978)	-80%
Interest income and other income (expense), net	(12)	456	(2)	458	(468)	-103%
Equity compensation expense	1,514	1,237	933	304
Mark-to-market of open derivative positions	(370)	—	—	—

Adjusted EBITDA	$37,982	$31,310	$3,849	$28,701	$6,672	21%

Reconciliation to net income
Depreciation, depletion and amortization	(10,323)	(8,533)	(770)	(8,054)	(1,790)	-21%
Interest expense, net of capitalized interest	(6,540)	(8,554)	(1,140)	(4,352)	2,014	24%
Income tax expense	—	(473)	—	(473)	473	100%
Equity compensation expense	(1,514)	(1,237)	(933)	(304)
Mark-to-market of open derivative positions	370	—	—	—

Net income	$19,975	$12,513	$1,006	$15,518	$7,462	60%

Operating Data:
Net revenue margin (1)	54,822	43,505	5,368	38,137	11,317	26%
Other operating expenses / G&A / Other	(16,840)	(12,195)	(1,519)	(9,436)	(4,645)	-38%

Adjusted EBITDA	$37,982	$31,310	$3,849	$28,701	$6,672	21%

Average working storage capacity (Bcf)	46.0	37.0	40.0	36.0	9.0	24%

Monthly Operating Metrics ($/Mcf)
Net Revenue Margin	$0.13	$0.13	$0.13	$0.13	—	0%
Operating expenses / G&A / Other	$(0.04)	$(0.04)	$(0.04)	$(0.03)	—	0%

Adjusted EBITDA	$0.09	$0.09	$0.09	$0.10	$—	0%

(1)	Net revenue margin equals total revenues minus storage related costs

(2)	Represents variance between the results of operations for the three and nine months ended September 30, 2010 and the pro forma results of operations for the same periods in 2009.
Pro Forma Adjustments
     Pro forma adjustments reflected in the information above include:
•	An increase in general and administrative expenses of approximately $0.3 million and $1.2 million for the three and nine month pro forma periods ended September 30, 2009, respectively, to reflect an increase in personnel costs allocated to us from PAA as a result of an increase in services provided on our behalf.

•	A net increase in interest expense, net of capitalized interest of approximately $0.9 million and $3.1 million for the three and nine month pro forma periods ended September 30, 2009, respectively. In conjunction with the PAA Ownership Transaction amounts outstanding under our credit facilities were extinguished and replaced with a related party note payable to PAA which accrued interest at a rate of 6.5%, which was higher than historical rates of interest on our extinguished credit facilities. The increase in interest rate results in incremental interest expense in the 2009 periods on a pro forma basis. This increase was partially offset by an increase in capitalized interest.

•	A net decrease in depreciation, depletion and amortization expense of approximately $0.1 million and $0.3 million for the three and nine month pro forma periods ended September 30, 2009, respectively. Depreciation expense increased by $0.2 million and $0.6 million in the three and nine month pro forma periods ended September 30, 2009, respectively, due to fair value adjustments recorded in conjunction with the PAA Ownership Transaction, partially offset by a revision in estimates of useful lives. Amortization expense decreased by $0.3 million and $0.9 million in the three and nine month pro forma periods ended September 30, 2009, respectively, due to changes in the composition of our intangible assets, including debt issuance costs, and their associated estimated useful lives.

     The adjustments to general and administrative expenses are the only pro forma adjustment impacting Adjusted EBITDA on a pro forma basis for the 2009 pro forma periods.
Three Months Ended September 30, 2010 as Compared to the Pro Forma Three Months Ended September 30, 2009
     Revenues, Volumes and Storage Related Costs. As noted in the table above, our total revenue and storage related costs increased during the three months ended September 30, 2010 (the “Successor Third Quarter of 2010”) when compared to the three months ended September 30, 2009 (the “Pro Forma Third Quarter of 2009”) on a pro forma basis. The primary reasons for such increase are the placement into service of an additional 10 Bcf of working gas storage capacity at our Pine Prairie facility in April 2010 and additional leasing of third party storage and transportation assets impacting the Successor Third Quarter of 2010 relative to the Pro Forma Third Quarter of 2009. These and other significant variances related to these periods are discussed in more detail below:
•	Firm storage reservation fees — Firm storage reservation fee revenues increased for the Successor Third Quarter of 2010 as compared to the Pro Forma Third Quarter of 2009, primarily due to the placement into service of an additional 10 Bcf of working gas capacity at our Pine Prairie facility in April 2010, which resulted in approximately $5.1 million in incremental revenues generated by our Pine Prairie facility for the Successor Third Quarter of 2010. Revenues from firm storage reservation fees were also positively impacted by loan activities and additional revenue generating activities associated with increased amounts of leased storage and transportation capacity. See “— Storage related costs” below.
•	Firm storage cycling fees and fuel-in-kind — Firm storage cycling fees and fuel-in-kind revenues increased in the Successor Third Quarter of 2010 as compared to the Pro Forma Third Quarter of 2009. An increase in the period-over-period average natural gas price of approximately 24.0% in the Successor Third Quarter of 2010 as compared to the Pro Forma Third Quarter of 2009 increased our fuel-in-kind revenues. Such increase was offset by a lower volume of natural gas injections into our facilities during 2010 as compared to 2009 which was generally the result of warmer weather conditions increasing the market demand for natural gas that would otherwise have been injected into storage.
•	Hub services — Hub services decreased in the Successor Third Quarter of 2010 as compared to the Pro Forma Third Quarter of 2009. Our hub services activities are generally short-term in nature and their timing is influenced by weather, operating disruptions, import activities and other conditions that result in temporary disruptions in supply and demand. In the Successor Third Quarter of 2010, market conditions were generally less favorable for the value of hub services activities as compared to the Pro Forma Third Quarter of 2009.
•	Other — Other revenue for each of the periods consists primarily of crude oil sales and activities associated with natural gas storage-related futures derivative positions. Crude oil sales increased in the Successor Third Quarter of 2010 as compared to the Pro Forma Third Quarter of 2009 by approximately $0.6 million. The increase was a result of increased production in 2010 versus the prior year period. The 2010 increase in production was primarily due our completion of a new well drilled as part of our ongoing expansion efforts our Bluewater facility. No natural gas storage-related derivative financial instruments were in place during the third quarter of 2010 or 2009.
•	Storage related costs — Storage related costs increased in the Successor Third Quarter of 2010 as compared to the Pro Forma Third Quarter of 2009 due to an increase in the amount of storage and transportation capacity leased from third parties. In addition, we experienced higher costs as a result of increased loan transactions in 2010 as compared to 2009. Further, during the Successor Third Quarter of 2010 we released a portion of our leased transportation capacity to third parties through August 2011. We recognized a loss of approximately $0.6 million representing the portion of the reservation charges that we do not anticipate recovering over the period of the capacity release.
     Other Costs and Expenses. The significant variances are discussed further below:
•	Operating costs — Field operating costs decreased in the Successor Third Quarter of 2010 as compared to the Pro Forma Third Quarter of 2009. The decrease is primarily related to a decrease in property tax expense attributable to a tax abatement agreement covering our Pine Prairie facility and an increase in capitalizable costs related to work performed by our employees on facility expansion efforts at our Bluewater facility.
•	Fuel expense — Fuel expense increased in the Successor Third Quarter of 2010 as compared to the Pro Forma Third Quarter of 2009 due to increases in both the volume of fuel consumed and the market price of fuel in the 2010 period as compared to the 2009 period.

•	General and administrative expenses — General and administrative expenses increased in the Successor Third Quarter of 2010 as compared to the Pro Forma Third Quarter of 2009. The increase resulted from the continued expansion of our business and growth in personnel costs, including equity compensation expense and the establishment of our commercial optimization group, along with additional administrative costs associated with being a public company. Additionally, during the 2010 period we recognized approximately $0.4 million of equity compensation expense associated with awards granted by PAA. Although we will not bear the economic burden of these awards, we benefit from the services underlying these awards.
•	Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the Successor Third Quarter of 2010 as compared to the Pro Forma Third Quarter of 2009. The increase resulted primarily from an increased amount of depreciable assets resulting from our internal growth projects, (including the additional 10 Bcf of storage capacity placed into service in April 2010).
•	Interest expense, net of capitalized interest — Interest expense decreased in the Successor Third Quarter of 2010 when compared to the Pro Forma Third Quarter of 2009. The decrease principally resulted from decreases in both average debt balances outstanding and average interest rates in 2010 as compared to 2009 on a pro forma basis. Capitalized interest was approximately $1.0 million and $4.9 million in the 2010 historical period and the 2009 pro forma periods, respectively. Capitalized interest was impacted from the decreases in both average debt balances outstanding and average interest rates along with an increase in the in-service capacity at our Pine Prairie facility period over period.
•	Income tax expense — As a partnership, and then as a publicly traded partnership subsequent to our IPO, we are not subject to U.S. federal income taxes, rather, the tax effect of our operations is passed through to our partners and now our unitholders. Our income tax expense consists principally of state income taxes calculated on an apportionment basis. The income tax expense is lower in the Successor Third Quarter of 2010 when compared to the Pro Forma Third Quarter of 2009 due to the combined impact of the expansion in our areas of operations outside of the applicable state, and ownership changes that resulted in our inclusion as a consolidated subsidiary of PAA.
Nine Months Ended September 30, 2010 as Compared to the Pro Forma Nine Months Ended September 30, 2009
     Revenues, Volumes and Storage Related Costs. As noted in the table above, our total revenue and storage related costs increased during the nine months ended September 30, 2010 (the “Successor Nine Month Period of 2010”) when compared to the nine months ended September 30, 2009 (the “Pro Forma Nine Month Period of 2009”). The primary reasons for such increases are the placement into service of an additional 8 Bcf and 10 Bcf of working gas storage capacity at our Pine Prairie facility in April 2009 and April 2010, respectively, and additional leasing of third party storage and transportation assets impacting the Successor Nine Month Period of 2010 relative to the Pro Forma Nine Month Period of 2009. These and other significant variances related to these periods are discussed in more detail below:
•	Firm storage reservation fees — Firm storage reservation fee revenues increased for the Successor Nine Month Period of 2010 as compared to the Pro Forma Nine Month Period of 2009, primarily due to the placement into service of an additional 8 Bcf and 10 Bcf of working gas capacity at our Pine Prairie facility in April 2009 and April 2010, respectively, which resulted in approximately $14.6 million in incremental revenues generated by our Pine Prairie facility for the Successor Nine Month Period of 2010. Revenues from firm storage reservation fees were also positively impacted by loan activities and additional revenue generating activities associated with increased amounts of leased storage and transportation capacity. See “— Storage related costs” below.
•	Firm storage cycling fees and fuel-in-kind — Firm storage cycling fees and fuel-in-kind revenues increased in the Successor Nine Month Period of 2010 as compared to the Pro Forma Nine Month Period of 2009. The increase was primarily driven by an increase in the period-over-period average natural gas price of approximately 19.0% in the Successor Nine Month Period of 2010 as compared to the Pro Forma Nine Month Period of 2009, which increased our fuel-in-kind revenues. Such increase was partially offset by a lower volume of natural gas injections into our facilities during the Successor Third Quarter of 2010 as compared to the Pro Forma Third Quarter of 2009 which was generally the result of warmer weather conditions increasing the market demand for natural gas that would otherwise have been injected into storage.
•	Hub services — Hub services increased in the Successor Nine Month Period of 2010 as compared to the Pro Forma Nine Month Period of 2009. This increase primarily related to increased wheeling and balancing services as a result of utilizing leased transportation capacity during the 2010 Successor period to augment the service capabilities of our owned assets. See “— Storage related costs” below. Our hub services activities are generally short-term in nature and their timing is influenced by weather, operating disruptions, import activities and other conditions that result in temporary disruptions in supply and demand. In the Successor Nine Month Period of 2010, market conditions were generally less favorable for the value of hub services activities as compared to the Pro Forma Nine Month Period of 2009.
•	Other — Other revenue for each of the periods consists primarily of crude oil sales and activities associated with natural gas storage-related futures derivative positions. Crude oil sales increased in the Successor Nine Month Period of 2010 as compared to the Pro Forma Nine Month Period of 2009 by approximately $0.9 million. The increase reflected higher average realized prices in 2010 versus the prior year period, combined with an increase in production in 2010. The 2010 increase in production was primarily due our completion of a new well drilled as part of our ongoing expansion efforts at our Bluewater facility. The Successor Nine Month Period of 2010 also includes losses of approximately $0.4 million associated with changes in the fair market value of a natural gas storage related futures derivative position. No such derivative financial instruments were in place during the Pro Forma Nine Month Period of 2009. During the second quarter of 2010, we closed out these positions at a realized loss of approximately $0.8 million.
•	Storage related costs — Storage related costs increased in the Successor Nine Month Period of 2010 as compared to the Pro Forma Nine Month Period of 2009 due to an increase in the amount of storage and transportation capacity leased from third parties. In addition, we experienced higher costs as a result of increased loan transactions in 2010 as compared to 2009. Further, during the Successor Third Quarter of 2010 we released a portion of our leased transportation capacity to third parties through August 2011. We recognized a loss of approximately $0.6 million representing the portion of the reservation charges that we do not anticipate recovering over the period of the capacity release.
     Other Costs and Expenses. The significant variances are discussed further below:
•	Operating costs — Field operating costs decreased in the Successor Nine Month Period of 2010 as compared to the Pro Forma Nine Month Period of 2009. The decrease is primarily related to a decrease in property tax expense attributable to a tax abatement agreement covering our Pine Prairie facility.
•	Fuel expense — Fuel expense decreased in the Successor Nine Month Period of 2010 as compared to the Pro Forma Nine Month Period of 2009 primarily due to a decrease in fuel volumes used of approximately 16.0%. Such decrease was primarily driven by operational improvements in managing customer movements and was partially offset by increases in fuel prices in the 2010 period over the 2009 period. Additionally, the Pro Forma Nine Month Period of 2009 includes a lower of cost or market charge of approximately $0.2 million which was recognized during the first quarter of 2009.
•	General and administrative expenses — General and administrative expenses increased in the Successor Nine Month Period of 2010 as compared to the Pro Forma Nine Month Period of 2009. The increase resulted from the continued expansion of our business and growth in personnel costs, including equity compensation expense and the establishment of our commercial optimization group, along with additional administrative costs associated with being a public company. General and administrative expense for the 2010 period reflects approximately $2.1 million associated with acquisition evaluation expenses, the start-up of our commercial optimization group and general and administrative expenses associated with our initial public offering efforts. Additionally, during the 2010 period we recognized approximately $0.4 million of equity compensation expense associated with awards granted by PAA. Although we will not bear the economic burden of these awards, we benefit from the services underlying these awards.
•	Interest income and other income (expense), net — Interest income and other income (expense), net for the Pro Forma Nine Month Period of 2009 was comprised primarily of interest income and ineffectiveness associated with an interest rate swap agreement. The reduction of interest income and other income (expense), net for the Successor Nine Month Period of 2010 was driven by the termination of the swap agreement in conjunction with the PAA Ownership Transaction and, following the PAA Ownership Transaction, a significant reduction in the amount of cash balances carried by us, which resulted in a decrease in interest income.
•	Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the Successor Nine Month Period of 2010 as compared to the Pro Forma Nine Month Period of 2009. Depreciation increased by approximately $1.8 million, primarily as a result of an increased amount of depreciable assets resulting from our internal growth projects including the additional 8 Bcf and 10 Bcf of storage capacity placed into service in April 2009 and April 2010, respectively.

•	Interest expense, net of capitalized interest — Interest expense decreased in the Successor Nine Month Period of 2010 when compared to the Pro Forma Nine Month Period of 2009. The decrease principally resulted from decreases in both average debt balances outstanding and average interest rates in the 2010 historical period as compared to the 2009 period on a pro forma basis. Capitalized interest was approximately $6.5 million and $13.0 million in the 2010 historical period and the 2009 pro forma period, respectively, with decreases in both average debt balances outstanding and average interest rates as well as an increase in in-service capacity at our Pine Prairie facility period over period.
•	Income tax expense — As a partnership, and then as a publicly traded partnership subsequent to our IPO, we are not subject to U.S. federal income taxes, rather, the tax effect of our operations is passed through to our partners and now our unitholders. Our income tax expense consists principally of state income taxes calculated on an apportionment basis. The income tax expense is lower in the Successor Nine Month Period of 2010 when compared to the Pro Forma Nine Month Period of 2009 due to the combined impact of the expansion in our areas of operations outside of the applicable state, and ownership changes that resulted in our inclusion as a consolidated subsidiary of PAA.
Outlook
     The market for hub services activities softened during late 2009 and the first half of 2010, primarily due to reduced spread and basis differentials resulting from what we believe to be a combination of factors, including weather, the impact of shale gas production, and pipeline infrastructure additions. Market conditions weakened further in the third quarter with seasonal spreads, as reflected by the October 2010 to January 2011 NYMEX spread, decreasing to $0.46 per decatherm during the third quarter of 2010, which was a five-year low.
     We expect that the adverse market conditions may be temporary, but if such conditions continue, in addition to adversely affecting hub services activities, they may adversely impact lease rates our customers are willing to pay for firm storage leases for new capacity under construction and renewals of existing capacity upon expirations of existing term leases. Accordingly, although a significant portion of our existing capacity is underpinned by multi-year firm storage contracts, we will not be unaffected by adverse overall market conditions. We believe our asset base, business model, and strong financial capabilities position us to actively pursue acquisitions and to continue to execute our organic growth program, which includes the ability to construct incremental storage capacity at low costs and generate attractive economic returns. However, we can provide no assurance that our operating and financial results will not be adversely impacted, or that our acquisition and organic growth efforts will be successful. See the “Risk Factors” section of the Final Prospectus.
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
     In conjunction with the closing of our initial public offering on May 5, 2010, the Partnership borrowed approximately $200.0 million under the $400.0 million senior unsecured revolving credit facility. These borrowings, along with the net proceeds from the initial public offering, were used to repay a portion of the note payable to PAA. The portion of the note not repaid was extinguished and treated as a capital contribution and part of PAA’s investment in the Partnership. At September 30, 2010, we had $221.5 million outstanding under this facility. The extent to which we can borrow against the remaining $178.5 million depends on our ability to maintain various financial ratios, including a debt-to-EBITDA coverage ratio of less than 4.75 to 1.00 on outstanding debt (5.50 to 1.00 on all outstanding debt during an acquisition period) and an interest-to-EBITDA coverage ratio of no less than 3.00 to 1.00 (in each case, as such terms are defined in the credit agreement). As of September 30, 2010, we were in compliance with the covenants, including the financial ratios, contained in our credit agreement. Based on the most restrictive covenant, at September 30, 2010 our total available debt would be limited to approximately $266.4 million of the $400.0 million. Notably, the restriction on debt incurrence does not limit our ability to incur hedged inventory debt. Also, the formula for determining EBITDA in the context of the financial ratios allows for inclusion of proforma EBITDA for certain capital investments we may make in the future, including for acquisitions and certain capital expenditures related to our Pine Prairie expansion. We believe our credit facility and available debt capacity is adequate to fund our current capital program.
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
     PAA may elect, but is not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate PAA’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between PAA and us as fair to our unitholders. As further defined in our partnership agreement, potential PAA financial support can include, but is not limited to, our issuance of common units to PAA, our borrowing of funds from PAA or guaranties or trade credit support to support the ongoing operations of us or our subsidiaries. We have no obligation to seek financing or support from PAA or to accept such financing or support if offered to us.
     Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, which includes provisions regarding the use of derivative financial instruments. The scope and applicability of these provisions is not entirely clear and regulations implementing certain aspects of the Act have not yet been issued. We are currently reviewing the provisions of this legislation and its potential impact on our business, and will continue to monitor the final rules and regulations as they develop.
Historical Cash Flow
     As of September 30, 2010, we had a working capital surplus of approximately $3.6 million. The following discussion summarizes our cash flow activity for the nine months ended September 30, 2010 and 2009.

     The following table presents a summary of our cash flows for the nine months ended September 30, 2010 and the periods September 3, 2009 through September 30, 2009 and January 1, 2009 through September 2, 2009 (in thousands):

	Successor		Predecessor
	Nine Months	September 3, 2009	January 1, 2009
	Ended September	through September	through September
	30, 2010	30, 2009	2, 2009
	(See Note 1)		(See Note 1)
	(unaudited)		(unaudited)
Net cash provided by (used in):
Operating activities	$32,226	$4,415	$22,603
Investing activities	$(67,958)	$1,270	$(58,561)
Financing activities	$33,037	$(25,214)	$23,636

Net increase/(decrease) in cash	$(2,695)	$(19,529)	$(12,322)

Adjusted EBITDA	$37,982	$3,849	$28,701

     Operating Activities. Net cash provided by operating activities increased from approximately $27.0 million in the 2009 period to approximately $32.2 million in the 2010 period. Approximately $5.1 million is due to interest expense on our intercompany note with PAA during the 2010 period that was payable in kind, whereas interest expense on debt outstanding during the 2009 period was paid in cash. Additionally, net income increased in the 2010 period as compared to the 2009 period. These increases were partially offset by a $4.8 million change in working capital items period over period.
     Investing Activities. Net cash used in investing activities consisted primarily of expansion capital expenditures associated with the expansion of our Pine Prairie facility during the 2010 and 2009 periods. Cash paid for expansion capital expenditures increased from approximately $55.5 million in the 2009 period to approximately $58.3 million in the 2010 period. This increase was offset by a $6.1 million decrease in cash paid for base gas purchases related to the 10 Bcf and 8 Bcf of working gas capacity placed into service at our Pine Prairie facility during the second quarter of 2010 and 2009, respectively. Additionally, other investing activities decreased primarily due to the closure of the restricted cash, in accordance with the Pine Prairie revolving credit facility which was terminated in conjunction with the PAA Ownership Transaction.
     Financing Activities. Net cash provided by financing consisted primarily of borrowings under debt facilities outstanding during each applicable period. During the 2009 period, net borrowings under our Predecessor’s debt facilities, which were terminated in conjunction with the PAA Ownership Transaction, were approximately $28.3 million, offset by a $25.2 million repayment in the Successor period. Additionally, approximately $4.6 million of financing costs were paid during this period. During the 2010 period, intercompany borrowings from PAA were approximately $24.0 million. Net proceeds of $268.2 million from the IPO, along with initial borrowings of $200.0 million under the new credit facility, were used to repay intercompany borrowings of approximately $468.4 million to PAA. Also during the 2010 period, we had net borrowings of $21.5 million, we paid approximately $9.6 million in cash distributions to our unit holders and $0.2 million to our general partner and $2.4 million of financing costs. Interest expense on our intercompany borrowings from PAA for the 2010 period was approximately $5.1 million, which is net of approximately $5.1 million of capitalized interest.
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

     Estimated Capital Expenditures. We estimate we will spend approximately $90 million in expansion capital, including capitalized interest, during 2010, of which approximately $66.1 million was incurred through September 30, 2010. Maintenance capital expenditures for 2010 are estimated to be approximately $0.6 million, of which approximately $0.3 million was incurred through September 30, 2010.
     Distributions to Unitholders and General Partner. We intend to distribute 100.0% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established at the discretion of our general partner for future requirements. We expect to pay a minimum quarterly distribution of $0.3375 per common unit and Series A subordinated unit for each complete calendar quarter, which equates to approximately $15.0 million per full quarter or approximately $60.0 million per full year, based on the number of common units, Series A subordinated units and general partner interest outstanding as of September 30, 2010. Our Series B subordinated units will not be entitled to receive distributions until they convert to Series A subordinated units or common units, as applicable. Such conversion is subject to the achievement of (i) certain operational targets at our Pine Prairie facility and (ii) certain distribution requirements in the future. For further information regarding distributions, please read “Our cash distribution policy and restrictions on distributions” in the Final Prospectus.
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
     The following table includes our best estimate of the amount and timing of the payments due under our contractual obligations as of September 30, 2010 (in millions):

	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt, interest and fees(1)	$239.1	$1.7	$6.8	$6.8	$223.8	$—	$—
Leases — storage, transportation, other	44.1	5.7	14.0	11.6	6.5	4.3	2.0
Purchase obligations	34.1	17.0	1.6	1.8	1.9	1.9	9.9
Other long-term liabilities	1.5	0.7	0.5	0.2	—	0.1	—

Total	$318.8	$25.1	$22.9	$20.4	$232.2	$6.3	$11.9

(1)	Includes interest payments and commitment fees on our senior unsecured revolving credit facility.
     Letters of Credit. In connection with our use of certain leased storage and transportation assets, we have periodically provided certain suppliers with irrevocable standby letters of credit to secure our obligations for the purchase of these services. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the services are provided. In certain instances, parental guarantees were provided by PAA in lieu of letters of credit. At September 30, 2010, we no longer have outstanding parental guarantees or outstanding letters of credit. Our $400.0 million senior unsecured revolving credit facility provides us with the ability to issue letters of credit.
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
Commodity Price Risk
     The fair value of our outstanding natural gas derivatives as of September 30, 2010 was a net liability of $0.4 million. A 10.0% increase in natural gas prices would result in a net liability of $0.3 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
     None.
Item 6. Exhibits

1.1	—	Underwriting Agreement dated April 29, 2010, by and among PAA Natural Gas Storage, L.P., PNG GP LLC, Plains All American Pipeline, L.P. and the Underwriters named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 4, 2010).

3.1	—	Certificate of Limited Partnership of PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.2	—	Second Amended and Restated Agreement of Limited Partnership of PAA Natural Gas Storage, L.P. dated August 16, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2010).

3.3	—	Certificate of Formation of PNG GP LLC (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.4	—	Amended and Restated Limited Liability Company Agreement of PNG GP LLC dated May 5, 2010 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

10.1	—	Contribution Agreement dated as of April 29, 2010 by and among PAA Natural Gas Storage, L.P., PNG GP LLC, Plains All American Pipeline, L.P., PAA Natural Gas Storage, LLC, PAA/Vulcan Gas Storage, LLC, Plains Marketing, L.P. and Plains Marketing GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2010).

10.2	—	Omnibus Agreement dated May 5, 2010 by and among Plains All American GP LLC, Plains All American Pipeline, L.P., PNG GP LLC and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2010).

10.3	—	Tax Sharing Agreement dated May 5, 2010 by and among Plains All American Pipeline, L.P. and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 11, 2010).

10.4	—	Credit Agreement dated April 7, 2010 among PAA Natural Gas Storage, L.P., Bank of America, N.A., DnB Nor Bank ASA, Wells Fargo Bank, National Association, UBS Loan Finance LLC and Citibank, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 11, 2010).

10.5†	—	Employment Agreement, effective November 1, 2008, between Dean Liollio and Plains All American GP LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.6†	—	Employment Agreement, effective September 15, 2009, between Richard McGee and Plains All American GP LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.7†	—	PAA Natural Gas Storage, L.P. 2010 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2010).

10.8†	—	Form of Phantom Unit and Distribution Equivalent Right Grant Letter (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.9†*	—	Form of Phantom Unit Grant Letter.

10.10†	—	Form of PNG GP LLC Class B Restricted Unit Agreement (incorporated by reference to Exhibit 10.10 of the Quarterly Report on Form 10-Q filed on August 6, 2010).

31.1*	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2*	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2*	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

†	Management compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAA NATURAL GAS STORAGE, L.P.
	By:	PNGS GP LLC, its general partner

Date: November 5, 2010	By:	/s/ Greg L. Armstrong
		Name:	Greg L. Armstrong
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2010	By:	/s/ Dean Liollio
		Name:	Dean Liollio
		Title:	President

Date: November 5, 2010	By:	/s/ Al Swanson
		Name:	Al Swanson
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

1.1	—	Underwriting Agreement dated April 29, 2010, by and among PAA Natural Gas Storage, L.P., PNG GP LLC, Plains All American Pipeline, L.P. and the Underwriters named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 4, 2010).

3.1	—	Certificate of Limited Partnership of PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.2	—	Second Amended and Restated Agreement of Limited Partnership of PAA Natural Gas Storage, L.P. dated August 16, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2010).

3.3	—	Certificate of Formation of PNG GP LLC (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.4	—	Amended and Restated Limited Liability Company Agreement of PNG GP LLC dated May 5, 2010 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

10.1	—	Contribution Agreement dated as of April 29, 2010 by and among PAA Natural Gas Storage, L.P., PNG GP LLC, Plains All American Pipeline, L.P., PAA Natural Gas Storage, LLC, PAA/Vulcan Gas Storage, LLC, Plains Marketing, L.P. and Plains Marketing GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2010).

10.2	—	Omnibus Agreement dated May 5, 2010 by and among Plains All American GP LLC, Plains All American Pipeline, L.P., PNG GP LLC and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2010).

10.3	—	Tax Sharing Agreement dated May 5, 2010 by and among Plains All American Pipeline, L.P. and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 11, 2010).

10.4	—	Credit Agreement dated April 7, 2010 among PAA Natural Gas Storage, L.P., Bank of America, N.A., DnB Nor Bank ASA, Wells Fargo Bank, National Association, UBS Loan Finance LLC and Citibank, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 11, 2010).

10.5†	—	Employment Agreement, effective November 1, 2008, between Dean Liollio and Plains All American GP LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.6†	—	Employment Agreement, effective September 15, 2009, between Richard McGee and Plains All American GP LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.7†	—	PAA Natural Gas Storage, L.P. 2010 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2010).

10.8†	—	Form of Phantom Unit and Distribution Equivalent Right Grant Letter (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.9†*	—	Form of Phantom Unit Grant Letter.

10.10†	—	Form of PNG GP LLC Class B Restricted Unit Agreement (incorporated by reference to Exhibit 10.10 of the Quarterly Report on Form 10-Q filed on August 6, 2010).

31.1*	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2*	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2*	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

†	Management compensatory plan or arrangement.

*	Filed herewith.