Form 10-Q
period 2011-03-31
PAA NATURAL GAS STORAGE LP
filed 2011-05-06
CIK 1481506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 2, 2011, there were 59,184,450 common units outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “PNG.”

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PAA Natural Gas Storage, L.P. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except units)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$333	$346
Restricted cash	2,394	20,000
Accounts receivable	26,237	12,786
Natural gas imbalances receivable	1,500	1,200
Other current assets	6,524	1,544

Total current assets	36,988	35,876

Property and equipment
Property and equipment	1,250,053	892,645
Less: Accumulated depreciation, depletion and amortization	(18,351)	(14,837)

Property and equipment, net	1,231,702	877,808

Other assets
Base gas	40,368	37,498
Goodwill and intangibles, net	436,384	47,546
Other long term assets	1,003	—

Total other assets, net	477,755	85,044

Total assets	$1,746,445	$998,728

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$19,248	$12,806
Natural gas imbalances payable	1,500	1,200
Accrued taxes	995	1,009

Total current liabilities	21,743	15,015
Long-term liabilities
Note payable to PAA	200,000	—
Long-term debt under credit facility	207,500	259,900
Other long-term liabilities	377	423

Total long-term liabilities	407,877	260,323

Total liabilities	429,620	275,338
Commitments and contingencies (Note 6)
Partners’ capital
Common unitholders (59,184,450 units issued and outstanding at March 31, 2011)	1,056,515	474,489
Subordinated unitholders (25,434,351 units issued and outstanding at March 31, 2011)	233,968	236,853
General partner	26,591	13,637
Accumulated other comprehensive loss	(249)	(1,589)

Total partners’ capital	1,316,825	723,390

Total liabilities and partners’ capital	$1,746,445	$998,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per unit data)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Revenues
Firm storage services	$29,124	$18,673
Hub services	2,401	1,656
Natural gas sales	18,096	—
Other	799	1,876

Total revenues	50,420	22,205

Costs and expenses
Storage related costs	5,807	6,560
Natural gas sales costs	17,599	—
Other operating costs (except those shown below)	3,087	2,004
Fuel expense	1,095	521
General and administrative expenses	9,184	4,014
Depreciation, depletion and amortization	6,469	2,941

Total costs and expenses	43,241	16,040

Operating income	7,179	6,165
Other income/(expense)
Interest expense, net of capitalized interest	(834)	(3,037)
Interest income	3	1
Other income (expense)	(3)	(6)

Net income	$6,345	$3,123

Calculation of Limited Partner Interest in Net Income:
Net income	$6,345	n/a
Less general partner interest in net income	208	n/a

Limited partner interest in net income	$6,137	n/a

Net income per limited partner unit (basic and diluted)
Common and Series A subordinated units (1)	$0.10	n/a

Limited partner units outstanding
Common and Series A subordinated units (1) (Basic)	59,466	n/a
Common and Series A subordinated units (1) (Diluted)	59,480	n/a

(1)	Excludes Series B subordinated units. See Note 9, “Net Income per Limited Partner Unit.”
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries
Condensed Consolidated Statement of Changes in Partners’ Capital
(unaudited)
(in thousands)

	Partners’ Capital				Accumulated
		Limited Partners			Other
		Subordinated		General	Comprehensive
	Common	Series A	Series B	Partner	Gain/(Loss)	Total
Balance at December 31, 2010	$474,489	$135,062	$101,791	$13,637	$(1,589)	$723,390
Net income	4,905	1,232	—	208	—	6,345
Issuance of common units, net of offering and other costs	587,868	—	—	12,000	—	599,868
Equity compensation expense	167		—	1,103	—	1,270
Distributions to unitholders and general partner	(10,899)	(4,117)	—	(357)	—	(15,373)
Distribution equivalent right payments	(15)	—	—	—	—	(15)
Net deferred gain on cash flow hedges	—	—	—	—	1,340	1,340

Balance at March 31, 2011	$1,056,515	$132,177	$101,791	$26,591	$(249)	$1,316,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$6,345	$3,123
Adjustments to reconcile to cash flow from operations
Depreciation, depletion and amortization	6,469	2,941
Equity compensation expense	1,396	415
Non-cash interest expense on borrowings from parent, net	—	3,037
Non-cash change in fair value of derivative instruments	(39)	(600)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and other assets	97	(2,120)
Accounts payable and accrued liabilities	4,013	3,374

Net cash provided by operating activities	18,281	10,170

Cash flows from investing activities
Additions to property and equipment	(16,453)	(20,580)
Cash paid in connection with acquisition, net of cash acquired	(751,527)	—
Decrease in restricted cash	17,606	—
Cash paid for base gas	—	(3,548)

Net cash (used in) investing activities	(750,374)	(24,128)

Cash flows from financing activities
Borrowings on revolving credit facility	41,400	—
Repayments of borrowings on revolving credit facility	(93,800)	—
Borrowings under note from PAA	200,000	14,000
Net proceeds from issuance of common units	587,868	—
Contribution from general partner	12,000	—
Distributions paid to unitholders	(15,016)	—
Distributions paid to general partner	(357)	—
Distribution equivalent right payments	(15)	—

Net cash provided by financing activities	732,080	14,000

Net increase (decrease) in cash and cash equivalents	(13)	42
Cash and cash equivalents
Beginning of period	346	3,124

End of period	333	$3,166

Cash paid for interest, net of amounts capitalized	$692	$—

Non-cash items
Change in non-cash asset purchases included in accounts payable	$2,244	$1,051

Non-cash interest capitalized on borrowings from parent	$—	$4,301

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
     We currently own and operate three natural gas storage facilities located in Louisiana, Mississippi and Michigan. Our Pine Prairie and Southern Pines facilities are recently constructed, high-deliverability salt cavern natural gas storage complexes located in Evangeline Parish, Louisiana and Greene County, Mississippi, respectively. Our Bluewater facility is a depleted reservoir natural gas storage complex located approximately 50 miles from Detroit in St. Clair County, Michigan. As of March 31, 2011, through these facilities, PNG had a total of six operational salt storage caverns and two depleted reservoirs used for natural gas storage, with an aggregate owned working gas storage capacity of approximately 67 billion cubic feet (“Bcf”). During the second half of 2010, we formed PNG Marketing, LLC as a commercial optimization company. PNG Marketing engages in the purchase and sale of natural gas as well as leasing capacity and related services from third party and affiliated providers and engaging in related commercial natural gas marketing activities.
     On May 5, 2010, the Partnership completed its initial public offering (“IPO”) pursuant to which PAA sold an approximate 23.0% limited partner interest in the Partnership to the public. Immediately prior to the closing of the IPO, PAA and certain of its consolidated subsidiaries contributed 100.0% of the equity interests in PAA Natural Gas Storage, LLC (“PNGS”), the predecessor of the Partnership, and its subsidiaries to the Partnership. As of March 31, 2011, PAA owned approximately 64.0% of the equity interests in the Partnership, including our 2.0% general partner interest and limited partner interests consisting of 28,272,870 common units, 11,934,351 Series A subordinated units and 13,500,000 Series B subordinated units.
     The accompanying condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2010 Annual Report on Form 10-K. The financial statements have been prepared in accordance with the instructions for interim reporting as prescribed by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications do not affect net income attributable to the Partnership. The condensed balance sheet data as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2011 should not be taken as indicative of the results to be expected for the full year.
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

Natural Gas Sales
     Revenues from the sale of natural gas by PNG Marketing are recognized at the time title to the gas sold transfers to the purchaser, which generally occurs upon delivery of the gas to the purchaser or its designee. Natural gas sales also includes applicable derivative gains and losses on commodity derivatives utilized by PNG Marketing in conjunction with natural gas sales activities. Any ineffectiveness on such derivatives designated as cash flow hedges, if any, is reflected as a component of other revenues in our consolidated statements of operations.
     Purchases and sales of natural gas by PNG Marketing are subject to netting provisions (contractual terms that allow us and the counterparty to offset receivables and payables) which serve to mitigate credit risk.
Natural Gas Sales Costs
     Natural gas sales costs include (i) the cost of natural gas, (ii) fees incurred for third-party transportation and storage and (iii) brokerage fees and commissions. Such costs are generally recognized at the time natural gas is sold by PNG Marketing.
Restricted Cash
     As of March 31, 2011, restricted cash consists of approximately $2.4 million of cash acquired in the Southern Pines Acquisition which is restricted for specified capital expenditures.
Inventory
     Natural gas inventory owned by PNG Marketing is valued at the lower of cost or market, with cost determined using an average cost method within specified inventory pools. As of March 31, 2011, PNG owned approximately 0.9 Bcf of natural gas inventory with a carrying value of approximately $3.4 million which is reflected as a component of other current assets on our condensed consolidated balance sheet.
Property and Equipment
     During the three months ended March 31, 2011, we received cash of approximately $7.2 million under a state incentive program for jobs creation. This incentive payment, which was determined based on applicable capital expenditures, was accounted for as a refund of sales tax previously paid and reduced the carrying value of our applicable property and equipment.
2. Recent Accounting Pronouncements
Standards Adopted as of January 1, 2010
     Other than as discussed below and in our 2010 Annual Report on Form 10-K, no new accounting pronouncements have become effective during the three months ended March 31, 2011 that are of significance or potential significance to us.
     Fair Value Measurement Disclosure Requirements. In January 2010, the FASB issued guidance to enhance disclosures related to the existing fair value hierarchy disclosure requirements. A fair value measurement is designated as level 1, 2 or 3 within the hierarchy based on the nature of the inputs used in the valuation process. Level 1 measurements generally reflect quoted market prices in active markets for identical assets or liabilities, level 2 measurements generally reflect the use of significant observable inputs and level 3 measurements typically utilize significant unobservable inputs. This new guidance requires a gross presentation of activities within the level 3 roll-forward. This guidance was effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. We adopted this guidance on January 1, 2011. See Note 4 for additional disclosure. Our adoption did not have any material impact on our financial position, results of operations, or cash flows.
3. Acquisition
     On February 9, 2011, we completed the acquisition of SG Resources Mississippi, L.L.C., owner of the Southern Pines Energy Center natural gas storage facility (the “Southern Pines Acquisition”). The purchase price, which is subject to finalization of certain post-closing adjustments, was approximately $752 million, net of cash acquired.

     The allocation of fair value to the assets and liabilities acquired in the Southern Pines Acquisition is preliminary and subject to change, pending finalization of the valuation of the assets and liabilities acquired. Several factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired. Such factors include the strategic location of the Southern Pines facility, the limited alternative locations and the extended lead times required to develop and construct such facility, along with its operational flexibility, organic expansion capabilities and synergies anticipated to be obtained from combining Southern Pines with our existing asset base.
     The preliminary purchase price allocation is as follows (in millions):

		Average
		Depreciable
Description	Amount	Life (in years)
Inventory	$14	n/a
PP&E	341	5—70
Base Gas	3	n/a
Other working capital, net of cash acquired	1	n/a
Intangible assets	92	2—10
Goodwill	301	n/a

Total	$752

     Our purchase price allocation is preliminary pending completion of internal valuation procedures primarily related to the valuation of intangible assets and the various components of the property and equipment acquired. The preliminary allocation of fair value to intangible assets above is comprised of a tax abatement valued at approximately $15 million and contracts valued at approximately $77 million, which have lives ranging from 2 — 10 years. Amortization of customer contracts under the declining balance method of amortization is estimated to be approximately $12.8 million, $14.2 million, $13.3 million, $11.0 million and $8.3 million for the five full or partial calendar years following the acquisition date, respectively. Goodwill or indefinite lived intangible assets will not be subject to depreciation or amortization, but will be subject to periodic impairment testing and, if necessary, will be written down to fair value should circumstances warrant. We expect to finalize our purchase price allocation during 2011.
     In conjunction with the Southern Pines Acquisition, we arranged financing totaling approximately $800 million to fund the purchase price, closing costs and the first 18 months of expected expansion capital; the financing consisted of $200 million of borrowings under a promissory note from PAA (see Note 5) and approximately $600 million from the issuance of our common units (see Note 7).
     During the three months ended March 31, 2011, we incurred approximately $4.0 million of acquisition-related costs associated with the Southern Pines Acquisition. Such costs are reflected as a component of general and administrative expenses in our condensed consolidated statement of operations.
Goodwill included in our condensed consolidated balance sheets was approximately $326 million and $25 million as of March 31, 2011 and December 31, 2010, respectively.
Pro Forma Results
     Total revenues generated by our Southern Pines facility of approximately $5.7 million for period from February 9, 2011 (date of acquisition) through March 31, 2011 are included in our condensed consolidated statement of operations for the three months ended March 31, 2011. Disclosure of the earnings of our Southern Pines facility since the acquisition date is not practicable as it is not being operated as a standalone subsidiary.

     Selected unaudited pro forma results of operations for the three months ended March 31, 2011 and 2010, assuming the Southern Pines Acquisition had occurred on January 1, 2010, are presented below (in millions, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Total revenues	$54,383	$28,805

Net income	$7,549	$5,279

Net income per limited partner unit(1)(2)
Basic	$0.12	n/a
Diluted	$0.12	n/a

(1)	Earnings per limited partner unit is not applicable to periods prior to the closing of our initial public offering on May 5, 2010.

(2)	Excludes Series B subordinated units. See Note 9, “Net Income per Limited Partner Unit.”
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
Commodity Price Risk Hedging
     We use derivative financial instruments to hedge the following commodity risks inherent in our business:
     Anticipated Purchases and Sales of Natural Gas — Our gas storage facilities require minimum levels of base gas to operate. For our natural gas storage facilities that are under construction, we anticipate purchasing base gas in future periods as construction is completed. We use derivatives to hedge such anticipated purchases of natural gas. As of March 31, 2011, we have a long futures position of approximately 1 Bcf consisting of NYMEX futures, 2.6 Bcf of long NYMEX and ICE swaps, and a long call option position of approximately 0.7 Bcf related to anticipated base gas purchases. Additionally, our dedicated commercial optimization company captures short-term market opportunities by leasing a portion of our owned or leased storage capacity engaging in related commercial optimization activities. We use various derivatives to hedge anticipated purchases and sales of natural gas by our commercial optimization company. As of March 31, 2011, we have a short swap position of approximately 4.1 Bcf consisting of NYMEX and ICE swaps related to anticipated sales of natural gas, and an approximate 5.0 Bcf long swap position consisting of NYMEX and ICE swaps related to anticipated purchases of natural gas. As of March 31, 2011, all of our outstanding derivatives entered into for purposes of hedging anticipated purchases and sales of natural gas have been designated as cash flow hedges.
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
     We recognized an unrealized gain of approximately $0.6 million during three months ended March 31, 2010 associated with a natural gas calendar spread position, which was closed in June 2010 and did not qualify for hedge accounting. Such gain is reflected as a component of other revenues in our accompanying condensed consolidated statements of operations. During the three months ended March 31, 2011, we did not have any material derivative positions that did not qualify for hedge accounting.
     A summary of the impact of our derivative activities in cash flow hedging relationships recognized in earnings for the three months ended March 31, 2011 is as follows (in thousands):

	Three Months Ended March 31, 2011
	Derivatives in	Derivatives not
	Hedging	Designated
Location of gain/(loss)	Relationships(1)(2)	as a Hedge(3)	Total
Commodity Derivatives

Natural Gas Sales	$846	$85	$931
Other Revenues	39	—	39

Total Gain/(Loss) on
Derivatives Recognized in Net Income	$885	$85	$970

(1)	Amounts represent derivative gains and losses that were reclassified from AOCI to earnings during the period to coincide with the earnings impact of the respective hedged transaction.

(2)	Amounts recognized as a component of other revenues represent the ineffective portion of our cash flow hedges recognized in earnings.

(3)	Includes realized and unrealized gains or losses for derivatives not designated for hedge accounting during the period. Such derivatives consisted of transactions that we did not elect to apply hedge accounting to as these transactions were entered into and settled during the same calendar month.
     During the three months ended March 31, 2010, our earnings were not impacted from derivatives activities in cash flow hedging relationships.
     The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of March 31, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$2,844	Other current assets	$(2,034)
	Other long-term assets	1,003		—

Total derivatives designated as hedging instruments		$3,847		$(2,034)

     The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of December 31, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$43	Other current assets	$(4)
     As of March 31, 2011, there was a net loss of approximately $0.2 million deferred in AOCI. During the three months ended March 31, 2011, we recognized a $1.3 million net deferred gain in AOCI which included approximately $2.1 million of unrealized derivative gains offset by approximately $0.8 million of amounts reclassified to current period earnings to coincide with the earnings impact of the respective hedged transaction. Amounts deferred in AOCI include amounts associated with terminated hedging instruments for which the underlying anticipated hedge transactions are still probable of occurring. The deferred loss in AOCI is expected to be reclassified to future earnings contemporaneously with the earnings recognition of the underlying hedged transactions. Certain underlying hedged transactions are for anticipated base gas purchases. As we account for base gas as a long-term asset, which is not subject to depreciation, amounts related to base gas will not be reclassified to future earnings until such gas is sold or in the event an impairment charge is recognized in the future. We expect to reclassify approximately $0.8 million of deferred gain as of March 31, 2011 into earnings during the next twelve months. Amounts deferred are based on market prices as of March 31, 2011, thus actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions. During the first quarter 2011, no amounts were reclassified from AOCI to earnings as a result of anticipated hedge transactions that were no longer considered to be probable of occurring.
     Our accounting policy is to offset fair value amounts associated with derivatives executed with the same counterparty when a master netting agreement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our exchange-traded derivatives are transacted through a brokerage account and are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. As of March 31, 2011, we had a net broker receivable of approximately $1.6 million (consisting of initial margin of $2.9 million decreased by $1.3 million of variation margin returned to us). At March 31, 2011, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact upon a change in our credit ratings.
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
     The determination of fair value incorporates various factors. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements, but also the impact of potential nonperformance risk on our liabilities. As of March 31, 2011 and December 31, 2010 and during the three months ended March 31, 2011 and 2010, all of our derivatives utilized consisted of exchange-traded or exchange-cleared instruments within active markets. We therefore consider all of our derivatives as of March 31, 2011 and December 31, 2010 and during the three months periods ended March 31, 2011 and 2010 to be Level 1 fair value measurements.
5. Debt
     Our three-year, $400 million senior unsecured credit facility, as amended, bears interest based on LIBOR plus an applicable margin and commitment fees (approximately 3.5% in the aggregate as of March 31, 2011) determined based on funded debt-to-EBITDA levels (as defined in the credit agreement). As of March 31, 2011, we were in compliance with the covenants required by our credit facility.
     On February 9, 2011, in connection with the Southern Pines Acquisition (see Note 3), the Partnership borrowed $200 million from PAA pursuant to a three-year promissory note bearing interest at an annual rate of 5.25% (the “PAA Promissory Note”). Interest on the PAA Promissory Note is paid semiannually on the last business day of June and December.
     Our credit facility includes the ability to issue letters of credit. As of March 31, 2011, we had no outstanding letters of credit.

     Capitalized interest for the three months ended March 31, 2011 and 2010 was approximately $2.7 million and $4.3 million, respectively.
     Also in connection with the Southern Pines Acquisition, the Partnership became the holder of the $100,000,000 Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (SG Resources Mississippi, LLC Project), Series 2009 and the $100,000,000 Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (SG Resources Mississippi, LLC Project), Series 2010 (collectively, the “GO Zone Bonds”), which mature in 2032 and 2035, respectively. The GO Zone Bonds were originally issued to fund the expansion of the Southern Pines facility. The Partnership has the ability to remarket the GO Zone Bonds in the future. As we are currently both the owner of and the ultimate obligor under the GO Zone Bonds, we have presented our investment in and obligation under the GO Zone Bonds on a net basis in our condensed consolidated balance sheet as of March 31, 2011.
6. Commitments and Contingencies
Environmental
     We may experience releases of natural gas, brine, crude oil or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such releases from our assets may substantially affect our business. As of March 31, 2011, we have not identified any such material obligations.
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
Insurance
     We participate in an insurance program managed by PAA. Due to recent increases in cost combined with stricter coverage limitations, we have decided to not purchase hurricane or windstorm related property damage coverage for 2011/12 and we will self insure this risk. This decision does not affect our third party liability insurance coverage which still covers hurricane related liability claims.
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
7. Partners’ Capital and Distributions
Equity Issuances
     On February 8, 2011, in connection with the Southern Pines Acquisition, we completed the sale in a private placement of approximately 17.4 million common units to third-party purchasers and approximately 10.2 million common units to PAA for total proceeds of approximately $600 million, including PAA’s proportionate general partner contribution. We entered into Registration Rights Agreements with the third-party purchasers providing them with certain rights relating to registration of the common units under the Securities Act.

Outstanding Units
     From December 31, 2010 through March 31, 2011, changes in our issued and outstanding common, Series A subordinated and Series B subordinated units were as follows:

		Subordinated
	Common	Series A	Series B	Total
Balance, December 31, 2010	31,586,405	11,934,351	13,500,000	57,020,756
Units Issed in Private Placements	27,598,045	—	—	27,598,045

Balance, March 31, 2011	59,184,450	11,934,351	13,500,000	84,618,801

Distributions
     The following table details the distributions declared for or paid during the three months ended March 31, 2011 (in millions, except per unit amounts):

		Distributions Paid
			Series A				Distributions
		Common	Subordinated	General Partner			per limited
Date Declared	Date Paid or To Be Paid	Units	Units	Incentive	2%	Total	partner unit
April 11, 2011	May 13, 2011(1)	$20.4	$4.1	$0.1	$0.5	$25.1	$0.3450
January 12, 2011	February 14, 2011	$10.9	$4.1	$0.1	$0.3	$15.4	$0.3450
8. Comprehensive Income
     Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income (loss) are presented below (in thousands):

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2011	2010
Net income	$6,345	$3,123
Net unrealized gain/(loss) on cash flow hedges	1,340	(389)
Total comprehensive income	$7,685	$2,734
9. Net Income per Limited Partner Unit
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

     The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months ended March 31, 2011 (amounts in thousands, except per unit data):

Three Months Ended,
March 31, 2011
Net income	$6,345
Less: Incentive distributions due to general partner	83
Less: General partner’s 2% ownership interest	125

Net income available to limited partners	$6,137

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income amongst limited partner interests:
Net income allocable to common units	$4,905
Net income allocable to Series A subordinated units	1,232
Net income allocable to Series B subordinated units (1)	—

Net income available to limited partners	$6,137

Denominator:
Basic weighted average number of limited partner units outstanding: (1)(2)(3)
Common units	47,532
Series A subordinated units	11,934
Series B subordinated units	13,500
Diluted weighted average number of limited partner units outstanding: (1)(2)(3)
Common units	47,546
Series A subordinated units	11,934
Series B subordinated units	13,500

Basic and diluted net income per limited partner unit: (1)(2)(3)
Common units	$0.10
Series A subordinated units	$0.10
Series B subordinated units	$—

(1)	As of March 31, 2011, our Series B subordinated units were not entitled to participate in our earnings, losses or distributions in accordance with the terms of our partnership agreement as necessary performance conditions have not been satisfied. As a result, no earnings were allocated to the Series B subordinated units in our determination of basic and diluted net income per limited partner unit.

(2)	Substantially all of our LTIP awards (described in Note 10), which are equity classified awards, contain provisions whereby vesting occurs only upon the satisfaction of a performance condition. None of the performance conditions on such awards had been satisfied as of March 31, 2011. As such, our outstanding LTIP awards as of March 31, 2011 did not have a material impact in our determination of diluted net income per limited partner unit.

(3)	The conversion of (i) our Series A subordinated units to common units and (ii) our Series B subordinated units to Series A subordinated units or common units is subject to certain performance conditions. None of these performance conditions had been satisfied as of March 31, 2011 therefore, there is no dilutive impact of such units in our determination of diluted net income per limited partner unit.

10. Equity Compensation Plans
Long Term Incentive Plan (“LTIP”)
     For discussion of our equity compensation awards, see Note 10 to our consolidated financial statements included in Part IV of our 2010 Annual Report on Form 10-K.
     Our equity compensation activity for awards denominated in PNG units is summarized in the following table (units in thousands):

		Weighted Average
		Grant Date
	Units	Fair Value per Unit
Outstanding, December 31, 2010	623	$19.41
Granted	15	24.22
Vested	—	—
Cancelled or forfeited	—	—

Outstanding, March 31, 2011	638	$19.53

     The table below summarizes the expense recognized and unit or cash settled vestings related to all of our equity compensation plans during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Equity compensation expense (1) (2)	$1,396	$415
LTIP cash settled vestings	$—	$—
LTIP cash settled vestings	$—	$—
DER cash payments	$19	$—

(1)	Includes expense associated with transaction awards granted by PAA and denominated in PNG units owned by PAA. These awards, which were granted in September 2010, are not included in units outstanding above. The entire economic burden of these agreements will be borne solely by PAA and will not impact our cash or units outstanding. Since these individuals also serve as officers of PNG and PNG benefits as a result of the services they provide, we recognize the grant date fair value of these awards as compensation expense over the service period, with such expense recognized as a capital contribution. We recognized approximately $1.1 million of compensation expense associated with these awards during the three months ended March 31, 2011.

(2)	Equity compensation expense for the three months ended March 31, 2010 relates to awards which were denominated in PAA units and were treated as liability-classified awards. Subsequent to our initial public offering substantially of the then outstanding PAA unit denominated awards were converted to equity-classified awards.
11. Related Party Transactions
     We do not directly employ any personnel to manage or operate our business. These functions are provided by employees of Plains All American GP LLC (“GP LLC”), the general partner of Plains AAP, L.P. which is the sole member of PAA GP LLC, PAA’s general partner. References to PAA, unless the context otherwise requires, include GP LLC. We reimburse PAA for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by PAA in connection with the operation of our business. These expenses are recorded in general and administrative expenses and other operating costs on our income statement and include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf. We record these costs on the accrual basis in the period in which PAA’s general partner incurs them. We reimburse PAA for costs related to equity-based compensation awards upon vesting of the awards. Our agreement with PAA provides that PAA will determine the expenses allocable to us in any reasonable manner determined by PAA in its sole discretion. Total costs reimbursed by us to PAA for the three months ended March 31, 2011 and 2010 were $3.7 million and $5.0 million, respectively. Of these amounts approximately $0.9 million and $0.8 million, respectively, were allocated personnel costs for shared services and the remainder consisted of direct costs that PAA paid on our behalf along with our allocation of insurance premiums for participation in PAA’s insurance program.

As of March 31, 2011 and December 31, 2010, PNG had amounts due to PAA of approximately $1.0 million and $0.6 million, respectively, included in accounts payable and accrued liabilities on our accompanying condensed consolidated balance sheet.
     As of March 31, 2011 and December 31, 2010, PNG’s obligation for unvested equity-based compensation awards for which we are required to reimburse PAA upon vesting and settlement was approximately $1.2 million and $1.0 million, respectively. Approximately $0.8 million and $0.6 million of such amounts were reflected in accounts payable and accrued liabilities in our accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively, with the remaining balances included as a component of other long-term liabilities at each respective date.
     As of March 31, 2011, outstanding parental guarantees issued by PAA to third parties on behalf of PNG Marketing were approximately $10.0 million. No amounts were due to PAA as of March 31, 2011 under such guarantees and no payments were made to PAA under such guarantees during the three months ended March 31, 2011.
Relationship with our general partner
     Except as previously disclosed, we are not party to any material transactions with our general partner or any of its affiliates. Additionally, our general partner is not obligated to provide any direct or indirect financial assistance to us or to increase or maintain its capital investment in us.
12. Reporting Segment
     We manage our operations through three operating segments, Bluewater, Southern Pines and Pine Prairie. We have aggregated these operating segments into one reporting segment, Gas Storage. Our Chief Operating Decision Maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including adjusted EBITDA, volumes, adjusted EBITDA per thousand cubic feet (“mcf”) and maintenance capital expenditures. We have aggregated our three operating segments into one reportable segment based on the similarity of their economic and other characteristics, including the nature of services provided, methods of execution and delivery of services, types of customers served and regulatory requirements. We define adjusted EBITDA as earnings before interest expense, taxes, depreciation, depletion and amortization, equity compensation plan charges, gains and losses from derivative activities and selected items that are generally unusual or non-recurring. The measure above excludes depreciation, depletion and amortization as we believe that depreciation, depletion and amortization are largely offset by repair and maintenance capital investments. Maintenance capital consists of expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating capability, service capability, and/or functionality of our existing assets.
The following table reflects certain financial data for our reporting segment for the periods indicated (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues (1)	$50,420	$22,205

Adjusted EBITDA	$19,500	$8,916

Maintenance capital	$106	$199

Long-lived assets (1) (2)	$1,709,457	$914,798

Total assets (2)	$1,746,445	$929,451

(1)	We only have operations in the United States, thus no geographic data disclosure is necessary for revenues or long-lived assets.

(2)	Amounts are as of March 31.

     The following table reconciles Adjusted EBITDA to consolidated net income (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Adjusted EBITDA	$19,500	$8,916
Selected items impacting Adjusted EBITDA:
Equity compensation expense	(1,396)	(415)
Mark-to-market of open derivative positions	39	600
Significant acquisition-related expenses	(3,995)	—
Insurance deductible related to property damage incident	(500)	—
Depreciation, depletion and amortization	(6,469)	(2,941)
Interest expense, net of capitalized interest	(834)	(3,037)

Net Income	$6,345	$3,123

13. Subsequent Event
     In May 2011, we entered into an agreement with the former owners of SG Resources Mississippi, LLC with respect to certain outstanding issues and purchase price adjustments as well as the distribution of the remaining 5% of the purchase price that was escrowed at closing (totaling $37.3 million). Pursuant to this agreement, we received approximately $10 million and the balance was remitted to the former owners. Funds received by us will be used to fund anticipated facility development and other related costs identified subsequent to closing. Additionally, the parties executed releases of any existing and future claims, subject to customary carve-outs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2010 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the condensed consolidated financial statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
     For ease of reference, we refer to the historical financial results of PAA Natural Gas Storage, LLC (“PNGS”) prior to our initial public offering as being “our” historical financial results. Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Partnership” are intended to mean the business and operations of PAA Natural Gas Storage, L.P. (the “Partnership” or “PNG”) and its consolidated subsidiaries since May 5, 2010. When used in the historical context (i.e. prior to May 5, 2010), these terms are intended to mean the business and operations of PNGS. Unless the context indicates otherwise, for purposes of the following discussion “PAA” refers to Plains All American Pipeline, L.P. (the owner of our general partner) (NYSE: PAA) and its consolidated subsidiaries and affiliates other than the Partnership and its general partner and their respective subsidiaries. For further discussion regarding the Partnership’s initial public offering, please see the consolidated financial statements included in the Partnership’s 2010 Annual Report on Form 10-K.
Overview of Operating Results, Capital Spending and Significant Activities
     Adjusted EBITDA for the three months ended March 31, 2011 was approximately $19.5 million, a 119% increase over Adjusted EBITDA of approximately $8.9 million for three months ended March 31, 2010. This increase was primarily the result of continued expansion of our Pine Prairie facility, including placing our third cavern into service during the second quarter of 2010, which provided an additional 10 Bcf of working gas capacity and the completion of the Southern Pines Acquisition on February 9, 2011. See “— Results of Operations” for further discussion and analysis of our operating results. Expansion capital expenditures for the three months ended March 31, 2011 were approximately $768 million including the acquisition of our Southern Pines facility and the ongoing development of our Pine Prairie facility.
     In conjunction with the Southern Pines Acquisition we arranged financing totaling approximately $800 million to fund the purchase price, closing costs and the first 18 months of expected expansion capital at the Southern Pines facility. Such financing included $200 million borrowed from PAA pursuant to a three-year promissory note bearing interest at an annual rate of 5.25% and approximately $600 million (including PAA’s proportionate general partner contribution) from the sale in a private placement of approximately 17.4 million common units to third-party purchasers and approximately 10.2 million common units to PAA.

Results of Operations
     The tables below summarize our results of operations for the periods indicated (in thousands, except working capacity and monthly operating metrics data):

	Three Months Ended		Favorable/(Unfavorable)
	March 31,		Variance (1)
	2011	2010	$	%
Revenues
Firm Storage Services
Reservation fees	$27,382	$17,493	9,889	57%
Cycling fees and fuel-in-kind	1,742	1,180	562	48%
Hub Services	2,401	1,656	745	45%
Natural Gas Sales	18,096	—	18,096	—
Other	799	1,876	(1,077)	(57)%

Total revenue	50,420	22,205	28,215	127%

Storage related costs	(5,807)	(6,560)	753	11%
Natural gas sales costs	(17,599)	—	(17,599)	—
Operating costs (except those shown below)	(3,087)	(2,004)	(1,083)	(54)%
Fuel expense	(1,095)	(521)	(574)	(110)%
General and administrative expenses	(9,184)	(4,014)	(5,170)	(129)%
Interest income and other income (expense), net	—	(5)	5	100%
Significant acquisition-related expenses	3,995	—
Insurance deductible related to property	500	—
damage incident
Equity compensation expense	1,396	415
Mark-to-market of open derivative positions	(39)	(600)

Adjusted EBITDA	$19,500	$8,916	10,584	119%

Reconciliation to net income Adjusted EBITDA	$19,500	$8,916	10,584	119%
Depreciation, depletion and amortization	(6,469)	(2,941)	(3,528)	(120)%
Interest expense, net of capitalized interest	(834)	(3,037)	2,203	73%
Equity compensation expense	(1,396)	(415)
Significant acquisition-related expenses	(3,995)	—
Mark-to-market of open derivative positions	39	600
Insurance deductible related to property damage incident	(500)	—

Net income	$6,345	$3,123	3,222	103%

Operating Data:
Net revenue margin(2) (3)	$26,975	$15,045	11,930	79%
Other operating expenses / G&A / Other	(7,475)	(6,129)	(1,346)	(22)%

Adjusted EBITDA	$19,500	$8,916	10,584	119%

Average working capacity (Bcf)	59.1	44.1	14.9	34%

Average Monthly Operating Metrics ($/Mcf):
Net revenue margin(2) (3)	$0.15	$0.12	0.03	25%
Operating expenses / G&A / Other	(0.04)	$(0.05)	0.01	20%

Adjusted EBITDA	$0.11	$0.07	0.04	57%

(1)	Certain variance amounts and percentages were intentionally omitted.

(2)	Net revenue margin equals total revenues minus storage related and natural gas sales costs.

(3)	Net revenue margin excludes the impact of mark-to-market adjustments of open derivative positions.
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

     The following table reconciles Non-GAAP and segment financial measures to the most directly comparable measures as reported in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2011	2010
Adjusted EBITDA reconciliation
Net income	$6,345	$3,123
Interest expense, net of amounts capitalized	834	3,037
Depreciation, depletion and amortization	6,469	2,941
Selected items impacting Adjusted EBITDA
Equity compensation expense	1,396	415
Significant acquisition-related expenses	3,995	—
Mark-to-market of open derivative positions	(39)	(600)
Insurance deductible related to property damage incident	500	—

Adjusted EBITDA	$19,500	$8,916

Distributable cash flow reconciliation
Net income	$6,345	$3,123
Depreciation, depletion and amortization	6,469	2,941
Significant acquisition-related expenses	3,995	—
Maintenance capital expenditures	(106)	(199)
Other non cash items:
Equity compensation expense, net of cash payments	1,377	415
Mark-to-market of open derivative positions	(39)	(600)

Distributable cash flow	$18,041	$5,680

Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010
     Revenues, Volumes and Storage Related Costs. As noted in the table above, our total revenue and storage related costs increased during the three months ended March 31, 2011 (the “2011 period”) when compared to the three months ended March 31, 2010 (the “2010 period”). The primary reasons for such increase are the completion of the Southern Pines Acquisition on February 9, 2011, the placement into service of an additional 10 Bcf of working gas storage capacity at our Pine Prairie facility in the second quarter of 2010 and additional leasing of third party storage and transportation assets impacting the 2011 period relative to the 2010 period. These and other significant variances related to these periods are discussed in more detail below:
•	Firm storage reservation fees — Firm storage reservation fee revenues increased in the 2011 period as compared to the 2010 period, primarily due to the completion of the Southern Pines Acquisition and the placement into service of an additional 10 Bcf of working gas capacity at our Pine Prairie facility in April 2010, which resulted in approximately $9.9 million in incremental firm storage reservation fees in the 2011 period. Revenues from firm storage reservation fees were also positively impacted by additional revenue generating activities associated with improved utilization of leased storage and transportation capacity. See “— Storage related costs” below.

•	Firm storage cycling fees and fuel-in-kind — Firm storage cycling fees and fuel-in-kind revenues increased in the 2011 period as compared to the 2010 period primarily due to the increase in working gas capacity in-service from 2010 to 2011 as a result of our expansion efforts at our Pine Prairie facility and the completion of the Southern Pines Acquisition. An increase in period-over-period average natural gas prices also contributed to the increased revenues in the 2011 period as compared to the 2010 period.

•	Hub services — Hub services increased in the 2011 period as compared to the 2010 period. Our hub services activities are generally short-term in nature and their timing is influenced by weather, operating disruptions, import activities and other conditions that result in temporary disruptions in supply and demand. The increase in hub services revenues in the 2011 period as compared to the 2010 period is primarily due to usage of leased transportation assets and market conditions generally being more favorable in 2011 when compared to 2010.

•	Natural gas sales — Natural gas sales of approximately $18.1 million during the 2011 period relate to revenues from sales of natural gas by PNG Marketing.

•	Other — Other revenue for each of the periods consists primarily of crude oil sales and activities associated with natural gas storage-related futures derivative positions. Crude oil sales decreased in the 2011 period as compared to the 2010 period by approximately $0.5 million. The decrease in crude oil sales in the 2011 period as compared to the 2010 period is primarily attributable to a temporary stoppage in liquids removal efforts at our Bluewater facility as a result of the operational incident and related fire that occurred in January 2011. The 2010 period also includes approximately $0.6 million of unrealized gain associated with natural gas storage-related futures derivative positions which were not eligible for hedge accounting treatment. Such positions were terminated during the third quarter of 2010 and no similar natural gas storage-related derivative financial instruments have been entered into subsequent to that date.

•	Storage related costs — Storage related costs decreased in the 2011 period as compared to the 2010 period. This decrease was principally due to the capacity release of leased transportation assets at our Pine Prairie facility during the third quarter of 2010.

•	Natural gas sales costs — Natural gas sales costs of approximately $17.6 million during the 2011 period reflect the cost of natural gas sold by PNG Marketing.
     Other Costs and Expenses. The significant variances are discussed further below:
•	Operating costs — Field operating costs increased in the 2011 period as compared to the 2010 period. The increase is primarily related to the increase in working gas capacity in-service from 2010 to 2011 as a result of our expansion efforts at our Pine Prairie facility and the completion of the Southern Pines Acquisition. The 2011 period includes approximately $0.5 million of expense for the property insurance deductible related to the January 2011 operational incident and fire at our Bluewater facility.

•	Fuel expense — Fuel expense increased in the 2011 period as compared to 2010 due to increases in both the volume of fuel consumed and the market price of fuel.

•	General and administrative expenses — General and administrative expenses increased in the 2011 period as compared to the 2010 period. The increase resulted from the continued expansion of our business and growth in personnel costs, including equity compensation expense and the establishment of our commercial optimization group, along with additional administrative costs associated with being a public company. Additionally, during the 2011 period we recognized approximately $1.1 million of equity compensation expense associated with awards granted by PAA. Although we will not bear the economic burden of these awards, we benefit from the services underlying these awards. The 2011 period also includes approximately $4.0 million of acquisition and integration costs incurred in conjunction with the Southern Pines Acquisition.

•	Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the 2011 period as compared to the 2010 period. The increase resulted primarily from an increased amount of depreciable assets resulting from the Southern Pines acquisition and our internal growth projects, including the additional 10 Bcf of storage capacity placed into service at our Pine Prairie facility in April 2010. Additionally, amortization of intangible assets acquired in conjunction with the Southern Pines Acquisition was approximately $2.3 million during the 2011 period.

•	Interest expense, net of capitalized interest — Interest expense decreased in the 2011 period when compared to the 2010 period. The decrease principally resulted from decreases in both average debt balances outstanding and average interest rates in the 2011 period as compared to 2010 period. Capitalized interest was approximately $2.7 million and $4.3 million in the 2011 and 2010 periods, respectively. Capitalized interest was impacted from the decreases in both average debt balances outstanding and average interest rates along with an increase in assets not yet in-service as a result of the Southern Pines Acquisition.

Outlook
     Following a multi-year period of favorable market conditions for natural gas storage providers, overall market conditions for both hub services and firm storage services softened throughout 2010 continuing into 2011. Factors we believe contributed to this deterioration include reduced spread and basis differentials and associated volatility, which we believe were impacted by a combination of factors, including weather patterns, shale gas production and pipeline infrastructure additions. Market conditions weakened progressively in the second half of 2010 continuing into 2011 with seasonal spreads, as reflected by the October 2011 to January 2012 NYMEX spread, decreasing to a five-year low of $0.432 per dekatherm during April 2011.
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
     In conjunction with the closing of our initial public offering on May 5, 2010, the Partnership entered into a three-year, $400 million senior unsecured revolving credit facility, which may be expanded to $600 million with approval of the administrative agent. At March 31, 2011, we had $207.5 million outstanding under this facility. The extent to which we can borrow against the remaining $192.5 million depends on our ability to maintain various financial ratios, including a debt-to-EBITDA coverage ratio of less than 4.75 to 1.00 on outstanding debt (5.50 to 1.00 on all outstanding debt during an acquisition period) and an interest-to-EBITDA coverage ratio of no less than 3.00 to 1.00 (in each case, as such terms are defined in the credit agreement). As of March 31, 2011, we were in compliance with the covenants, including the financial ratios, contained in our credit agreement. Based on the most restrictive covenant, at March 31, 2011 our total available debt would be limited to approximately $359 million of the $400 million. Notably, the restriction on debt incurrence does not limit our ability to incur hedged inventory debt. Also, the formula for determining EBITDA in the context of the financial ratios allows for inclusion of proforma EBITDA arising from certain capital investments, including for acquisitions and certain capital expenditures related to our Pine Prairie and Southern Pines expansions. We believe our credit facility and available debt capacity is adequate to fund our current capital program.
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

     During 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, which includes provisions regarding the use of derivative financial instruments. The scope and applicability of these provisions is not entirely clear and regulations implementing all the various aspects of the Act have not yet been issued. Our current assessment is that we may have additional documentation requirements. We will continue to monitor the final rules and regulations as they develop.
Historical Cash Flow
     As of March 31, 2011, we had a working capital surplus of approximately $15.2 million, including approximately $2.4 million of cash which is restricted for Southern Pines capital expenditures.
     The following table presents a summary of our cash flows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$18,281	$10,170
Investing activities	(750,374)	(24,128)
Financing activities	732,080	14,000

Net increase/(decrease) in cash	$(13)	$42

Adjusted EBITDA	$19,500	$8,916

     Operating Activities. The primary drivers of cash flow from our operations are (i) the collection of amounts related to the storage of natural gas, and (ii) the payment of amounts related to expenses, principally storage and transportation related costs, field operating costs and general and administrative expenses.
     Investing Activities. Our investing activities for each of the periods listed above primarily relate to the continued expansion of our Pine Prairie facility and the acquisition of the related base gas required to operate the facility. The 2011 period includes the Southern Pines Acquisition.
     Financing Activities. Our financing activities for each of the periods listed above primarily relate to the funding of the investing activities discussed above. To fund these expenditures we made borrowings under our available debt facilities, including borrowings from PAA, and received capital contributions from our equity owners.
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
     Estimated Capital Expenditures. Excluding acquisitions, we estimate we will spend approximately $103 million in expansion capital, including capitalized interest, during 2011, of which approximately $16 million was incurred through March 31, 2011. Maintenance capital expenditures for 2011 are estimated to be approximately $0.8 million, of which approximately $0.1 million was incurred through March 31, 2011.
     Distributions to Unitholders and General Partner. We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On May 13, 2011, we will pay a quarterly distribution of $0.3450 per unit on our common units and Series A subordinated units.
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
Contingencies
     See Note 6 to the condensed consolidated financial statements.
Commitments
     Contractual Obligations. In the ordinary course of doing business, we lease storage and transportation capacity from third parties, incur debt and interest payments and enter into purchase commitments in conjunction with our operations and our capital expansion program.
     The following table includes our best estimate of the amount and timing of the payments due under our contractual obligations as of March 31, 2011 (in millions):

	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt, interest and fees(1)	$457	$13	$18	$225	$201	$—	$—
Leases — storage, transportation, other	32	9	11	6	4	2	—
Capital commitments	33	15	2	2	2	2	10

Subtotal	522	37	31	233	207	4	10
Natural gas purchases (2)	11	11	—	—	—	—	—

Total	$533	$48	$31	$233	$207	$4	$10

(1)	Includes interest payments and commitment fees on our senior unsecured revolving credit facility and note payable to PAA.

(2)	Amounts are based on estimated volumes and market prices based on average activity during March 2011. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates included weather conditions, changes in market prices and other conditions beyond our control.
     Letters of Credit. In connection with our use of certain leased storage and transportation assets, we have periodically provided certain suppliers with irrevocable standby letters of credit to secure our obligations for the purchase of these services. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the services are provided. Our $400.0 million senior unsecured revolving credit facility provides us with the ability to issue letters of credit. No letters of credit were outstanding as of March 31, 2011.
Off-Balance Sheet Arrangements
     We have no significant off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Recent Accounting Pronouncements
     See Note 2 to the condensed consolidated financial statements.
Critical Accounting Policies and Estimates
     For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Item 7 of our 2010 Annual Report on Form 10K.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included in our 2010 Annual Report on Form 10-K. There have been no material changes to that information other than as discussed below. Also, see Note 4 to the condensed consolidated financial statements for additional discussion related to derivative instruments and hedging activities.
Commodity Price Risk
     The fair value of our outstanding natural gas derivatives as of March 31, 2011 was a net asset of approximately $1.8 million. A 10% increase in natural gas prices would result in a net asset of approximately $3.9 million. A 10% decrease in natural gas prices would result in a net liability of approximately $0.3 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain written disclosure controls and procedures, “which we refer to as our “DCP”. Our DCP is designed to ensure that (i) information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 (“the Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
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

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any legal proceeding other than legal proceedings arising in the ordinary course of our business. Also, see Note 6 to the condensed consolidated financial statements for additional discussion regarding legal proceedings.
Item 1A. Risk Factors
     For a discussion regarding our risk factors, see Item 1A of our 2010 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On February 8, 2011, in connection with the Southern Pines Acquisition, we completed the sale in a private placement of approximately 17.4 million Partnership common units to third-party purchasers and approximately 10.2 million Partnership common units to PAA for total proceeds of approximately $600 million, including PAA’s proportionate general partner contribution. We entered into Registration Rights Agreements with the third-party purchasers providing them with certain rights relating to registration of the common units under the Securities Act. The sale of the common units was made in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 4(2) thereof.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
     None.
Item 6. Exhibits

2.1	—	Purchase and Sale Agreement dated December 28, 2010 by and among SGR Holdings, L.L.C., Southern Pines Energy Investment Co., LLC and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 30, 2010).

2.2*	—	Amendment dated May 2, 2011 to Purchase and Sale Agreement dated December 28, 2010.

3.1	—	Certificate of Limited Partnership of PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.2	—	Second Amended and Restated Agreement of Limited Partnership of PAA Natural Gas Storage, L.P. dated August 16, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2010).

3.3	—	Certificate of Formation of PNGS GP LLC (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.4	—	Amended and Restated Limited Liability Company Agreement of PNGS GP LLC dated May 5, 2010 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

4.1	—	Form of Registration Rights Agreement by and among PAA Natural Gas Storage, L.P. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 30, 2010).

4.2	—	Form of Registration Rights Agreement by and among PAA Natural Gas Storage, L.P. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 20, 2011).

10.1	—	Common Unit Purchase Agreement dated December 23, 2010 by and among PAA Natural Gas Storage, L.P. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2010).

10.2	—	Common Unit Purchase Agreement dated January 19, 2011 by and among PAA Natural Gas Storage, L.P. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2011).

10.3	—	Note Payable to PAA dated February 9, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2011).

10.4	—	First Amendment to Credit Agreement dated as of March 10, 2011, by and among PAA Natural Gas Storage, L.P., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2011).

31.1*	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2*	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2*	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

†	Management compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAA NATURAL GAS STORAGE, L.P.
	By:	PNGS GP LLC, its general partner

Date: May 6, 2011	By:	/s/ Greg L. Armstrong
		Name:	Greg L. Armstrong
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2011	By:	/s/ Dean Liollio
		Name:	Dean Liollio
		Title:	President

Date: May 6, 2011	By:	/s/ Al Swanson
		Name:	Al Swanson
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1	—	Purchase and Sale Agreement dated December 28, 2010 by and among SGR Holdings, L.L.C., Southern Pines Energy Investment Co., LLC and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 30, 2010).

2.2*	—	Amendment dated May 2, 2011 to Purchase and Sale Agreement dated December 28, 2010.

3.1	—	Certificate of Limited Partnership of PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.2	—	Second Amended and Restated Agreement of Limited Partnership of PAA Natural Gas Storage, L.P. dated August 16, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2010).

3.3	—	Certificate of Formation of PNGS GP LLC (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.4	—	Amended and Restated Limited Liability Company Agreement of PNGS GP LLC dated May 5, 2010 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

4.1	—	Form of Registration Rights Agreement by and among PAA Natural Gas Storage, L.P. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 30, 2010).

4.2	—	Form of Registration Rights Agreement by and among PAA Natural Gas Storage, L.P. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 20, 2011).

10.1	—	Common Unit Purchase Agreement dated December 23, 2010 by and among PAA Natural Gas Storage, L.P. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2010).
10.2	—	Common Unit Purchase Agreement dated January 19, 2011 by and among PAA Natural Gas Storage, L.P. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2011).

10.3	—	Note Payable to PAA dated February 9, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2011).

10.4	—	First Amendment to Credit Agreement dated as of March 10, 2011, by and among PAA Natural Gas Storage, L.P., Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2011).

31.1*	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2*	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2*	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

†	Management compensatory plan or arrangement.

*	Filed herewith.