Form 10-K
period 2011-12-31
PAA NATURAL GAS STORAGE LP
filed 2012-02-29
CIK 1481506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $695 million on June 30, 2011, based on a closing price of $22.67 per Common Unit as reported on the New York Stock Exchange on such date.

At February 22, 2012, there were outstanding 59,193,825 Common Units.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

FORM 10-K—2011 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements incorporating the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” as well as similar expressions and statements regarding our business strategy, plans and objectives for future operations. The absence of these words, however, does not mean that the statements are not forward-looking. These statements reflect our current views with respect to future events, based on what we believe to be reasonable assumptions. Certain factors could cause actual results to differ materially from the results anticipated in the forward-looking statements. The most important of these factors include, but are not limited to:

•	significantly reduced volatility and/or lower spreads in natural gas markets for an extended period of time;

•	factors affecting demand for natural gas storage services and the rates we are able to charge for such services, including the balance between the supply of and demand for natural gas;

•	our ability to maintain or replace expiring storage contracts, or enter into new storage contracts, in either case at attractive rates and on otherwise favorable terms;

•	factors affecting our ability to realize revenues from hub services and merchant storage transactions involving uncontracted or unutilized capacity at our facilities;

•	the effects of competition;

•	the impact of operational, geologic and commercial factors that could result in an inability on our part to satisfy our contractual commitments and obligations, including the impact of equipment performance, cavern operating pressures, cavern temperature variances, salt creep and subsurface conditions or events;

•	risks related to the ownership, development and operation of natural gas storage facilities;

•	failure to implement or execute planned internal growth projects on a timely basis and within targeted cost projections;

•	the effectiveness of our risk management activities;

•	operational, geologic or other factors that affect the timing or amount of crude oil and other liquid hydrocarbons that we are able to produce in conjunction with the operation of our Bluewater facility;

•	market or other factors that affect the prices we are able to realize for crude oil and other liquid hydrocarbons produced in conjunction with the operation of our Bluewater facility;

•	interruptions in service and fluctuations in tariffs or volumes on third-party pipelines;

•	general economic, market or business conditions and the amplification of other risks caused by volatile financial markets, capital constraints and pervasive liquidity concerns;

•	the successful integration and future performance of acquired assets or businesses;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements and related interpretations;

•	our ability to obtain and/or maintain all permits, approvals and authorizations that are necessary to conduct our business and execute our capital projects;

•	shortages or cost increases of supplies, materials or labor;

•	weather interference with business operations or project construction;

•	our ability to receive open credit from our suppliers and trade counterparties;

•	continued creditworthiness of, and performance by, our counterparties, including financial institutions and trading companies with which we do business;

•	the availability of, and our ability to consummate, acquisition or combination opportunities;

•	the operations or financial performance of assets or businesses that we acquire;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	increased costs or unavailability of insurance;

•	fluctuations in the debt and equity markets, including the price of our units at the time of vesting under our long-term incentive plan; and

•	other factors and uncertainties inherent in the ownership, development and operation of natural gas storage facilities.

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. See Item 1A. “Risks Factors.” Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

PART I

Items 1 and 2.     Business and Properties

General

PAA Natural Gas Storage, L.P. is a Delaware limited partnership formed by Plains All American Pipeline, L.P. (PAA) on January 15, 2010. Our operations are conducted directly and indirectly through our primary operating subsidiaries. As used in this Form 10-K and unless the context indicates otherwise, the terms “Partnership,” “PNG,” “we,” “us,” “our,” “ours” and similar terms refer to PAA Natural Gas Storage, L.P. and its subsidiaries.

Our business consists of the acquisition, development, ownership, operation and commercial management of natural gas storage facilities. As of December 31, 2011, we owned and operated three natural gas storage facilities located in Louisiana, Mississippi and Michigan. We also lease storage capacity and pipeline transportation capacity from third parties from time to time in order to increase our operational flexibility and enhance the services we offer our customers.

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

Organizational History

We were formed as a limited partnership to own, operate and grow the natural gas storage business of PAA, in which it acquired its initial interest in 2005. Our 2% general partner interest is held by PNGS GP LLC, a Delaware limited liability company, whose sole member is PAA. References to our “general partner,” as the context requires, include only PNGS GP LLC.

Partnership Structure and Management

At December 31, 2011, PAA owned an aggregate direct and indirect 64% ownership interest in us comprised of the general partner’s 2% interest, 28.3 million common units, 11.9 million Series A subordinated units and 13.5 million Series B subordinated units, as well as incentive distribution rights. The Series B subordinated units are not entitled to participate in our quarterly distributions unless and until they convert into Series A subordinated units or common units. The Series B subordinated units are, however, entitled to vote on matters submitted to a vote to our unitholders.

The diagram below illustrates the structure of PAA Natural Gas Storage, L.P. at February 22, 2012.

(1)	Incentive Distribution Rights (“IDRs”). See Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities” for discussion of our general partner’s IDRs.

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

Our Business Strategy

Our principal business strategy is to capitalize on the anticipated long-term growth in demand for natural gas storage services in North America by owning and operating high-quality natural gas storage facilities and providing our current and future customers reliable, competitive and flexible natural gas storage and related services. In executing this strategy, we intend to expand the scope and scale of our business, grow our earnings and cash flow and increase the amount of cash distributions we make to our unitholders over time. Our plan for executing this strategy includes the following key components:

•	Optimizing our existing natural gas storage facilities. Our primary commercial objective is to generate a significant portion of our revenues by committing a high percentage of our storage capacity under firm multi-year storage contracts. We also provide our customers with a variety of hub services that are designed to accommodate customer needs, maximize the utilization of our assets and optimize our earnings and cash flow. Commercially, and operationally, we routinely seek to optimize our profitability by executing various initiatives that increase our efficiency, reliability and flexibility.

•	Through our dedicated commercial marketing group, using a portion of our storage capacity in conjunction with our commercial marketing activities to enhance our margins. Similar to the business model employed by PAA, and without altering our basic commercial strategy of committing a high percentage of our storage capacity under multi-year firm storage contracts with third parties, we have a dedicated commercial marketing group that captures market opportunities by utilizing a portion of our storage capacity for our own account and engaging in related commercial marketing activities.

•	Organically expanding our existing natural gas storage facilities. Our existing assets enable us to expand our storage capacity on what we believe to be attractive economic terms. We currently have permitted expansion activities underway at each of our three facilities. Taking into account expansions that are currently under construction and permitted expansions not yet under construction, we have the potential to increase our capacity from approximately 76 billion cubic feet (Bcf) of working capacity at December 31, 2011 to an aggregate of approximately 149 Bcf of working capacity at these three facilities.

•	Pursuing strategic and accretive acquisition or development projects. We continually evaluate opportunities to acquire or develop new natural gas storage facilities in our existing and new markets. In general, we seek acquisition or development opportunities that will be accretive (i.e. result in an increase in distributable cash flow on a per unit basis) and that will add natural gas storage assets or facilities that either complement our existing assets or strategically enhance our overall business by facilitating our entry into a desirable new market, diversifying our customer base or positioning us for future growth.

•	Leasing storage capacity and transportation services from third parties to enhance operational flexibility. In order to supplement our owned storage capacity, increase our operating flexibility, enhance the services that we are capable of offering to our customers and optimize the commercial performance of our assets, we periodically lease storage and/or transportation capacity from third parties.

Our Financial Strategy

An important factor to successfully grow our business will be our ability to maintain a competitive cost of capital and sufficient access to the capital markets. These factors will be significantly influenced by our ability to sustain our current distribution as well as grow our distribution to unitholders, maintain a solid credit profile and ultimately achieve and maintain an investment-grade credit rating.

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

In order for us to maintain our targeted credit profile, we generally intend to fund approximately 60% of the capital required for future expansion projects (beyond the projects currently under development), as well as future acquisitions, through a combination of equity capital and cash flow in excess of distributions. From time to time, we may be outside the parameters of our targeted credit profile due to challenging market conditions, timing issues related to the initial funding of certain capital expenditures or acquisitions with debt or delays in realizing increases in Adjusted EBITDA, synergies or other benefits from expansion and/or acquisition projects.

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

Credit Rating. We have not applied for a credit rating from any credit rating agency, nor to our knowledge has any such credit rating been assigned. Additionally, we do not currently intend to apply for a credit rating until such time as we expect to access the public debt capital markets. If and when we seek a credit rating, our credit rating may be positively or negatively impacted by the leverage and credit rating of PAA. In addition, while we believe our targeted credit profile is consistent with an investment grade rating, we can provide no assurance in this regard. See Item 1A. “Risk Factors — Risks Related to Our Business — The credit and risk profile of our general partner and its owner, PAA, could adversely affect our credit and risk profile, which could increase our borrowing costs or hinder our ability to raise capital.”

Our Competitive Strengths

We believe that the following competitive strengths will position us to successfully execute our principal business strategy:

•	Our natural gas storage assets are strategically located and operationally flexible. Our Pine Prairie, Southern Pines and Bluewater storage facilities are strategically positioned relative to several major market hubs and have extensive pipeline header systems that are interconnected directly or indirectly with multiple large-diameter interstate and intrastate pipelines. These facilities enable us to serve a variety of major producing regions and LNG importers or exporters, as well as the primary consumer and industrial markets in the Gulf Coast, Midwest, Northeast and Southeast. In the aggregate, our three facilities have peak injection and withdrawal capacity of 4.1 Bcf per day and 6.4 Bcf per day, respectively.

•	Our business generates relatively stable and predictable cash flow. Given the high percentage of our cash flow that is derived from fixed-capacity reservation fees under multi-year contracts with a diverse portfolio of customers, our baseline cash flow profile is relatively stable and predictable, which we believe significantly mitigates the risk to us of negative cash flow fluctuations caused by changing supply and demand conditions and other market factors. In addition, we do not take title to the natural gas that we store for our customers and, accordingly, are not exposed to commodity price fluctuations on the gas that is stored in our facilities by our customers.

•	Our dedicated commercial marketing group enhances our margins. Our dedicated commercial marketing group has the capability to capture short-term opportunities by utilizing a portion of our storage capacity for our own account and engaging in related commercial marketing activities. Through this group, we have a consistent presence in our markets that enhances our ability to properly price our long and short term storage offerings while positioning us to capitalize on volatility and inefficiency in natural gas markets. We conduct activities in our commercial marketing group within pre-defined risk parameters, and our general policy is (i) to purchase natural gas only in situations where we have a market for such gas, (ii) to utilize physical natural gas inventory and financial derivatives to manage and optimize seasonal and spread risks inherent in our business and to structure our transactions so that commodity price fluctuations will not have a material adverse impact on our cash flows and (iii) not to acquire or hold natural gas, futures contracts or other derivative products for the purpose of speculating on outright commodity price changes.

•	Our Gulf Coast storage facilities have the ability to be significantly expanded at competitive costs and with a relatively high degree of schedule certainty. Subject to market demand, project execution, sufficient pipeline capacity, available financing and receipt of future permits, we have the property rights and operational capacity to expand our Pine Prairie and Southern Pines facilities (“Gulf Coast Facilities”) significantly beyond their current size. In addition, because the existing infrastructure at both of these facilities has been specifically designed to facilitate future expansion, as we expand these facilities we expect to both reduce our overall capital costs per additional Bcf of storage capacity and shorten the length, and enhance the predictability of, our development cycle.

•	We have the evaluation, integration and engineering skill sets in-house that are necessary to successfully pursue acquisition and expansion opportunities. We possess the in-house capabilities and expertise necessary to develop, construct, own, acquire and operate both depleted reservoir and salt-cavern storage capacity. We and our predecessor have been involved in substantially all aspects of the natural gas storage business since 2005 and our operational and management teams have extensive energy industry and acquisition experience.

•	We have the financial flexibility to pursue acquisition and expansion opportunities. We believe our borrowing capacity and our ability to access private and public debt and equity capital should provide us with the financial flexibility necessary to execute our growth and expansion strategy. Additionally, PAA may elect, but is not obligated, to provide us with financial support in connection with acquisitions or expansion capital projects in certain circumstances.

•	Our general partner has an experienced management team with extensive knowledge of natural gas storage operations and markets and whose interests are aligned with those of our unitholders. Our general partner has an executive management team that has extensive experience managing, operating, building, acquiring and integrating energy assets, including natural gas storage assets and other midstream energy assets. Through their indirect and direct interests in us, our general partner and PAA, our general partner’s executive and senior management team has a significant, vested interest in our continued success.

We believe these competitive strengths will aid our efforts to expand our presence in the natural gas storage sector.

Our Relationship with PAA

We believe one of our strengths is our relationship with PAA, which is one of the largest publicly-traded master limited partnerships as measured by its equity market capitalization of approximately $11.4 billion as of December 31, 2011. Plains All American’s common units trade on the New York Stock Exchange, or NYSE, under the ticker symbol “PAA.” In addition to its participation in the natural gas storage business through our partnership, PAA is engaged in the transportation, storage, terminalling and marketing of crude oil, refined products, natural gas liquids and liquefied petroleum gas and other natural gas-related petroleum products. PAA’s assets include approximately 16,000 miles of pipelines, approximately 100 million barrels of storage capacity, and a significant fleet of trucks, trailers, tugs, barges and railcars. Through its transportation, storage and commercial activities, PAA physically handles in excess of 3 million barrels per day of petroleum products.

PAA and its predecessors have been active participants in the hydrocarbon storage industry since the early 1990s. PAA has a long history of successfully expanding its energy infrastructure businesses through a combination of organic growth projects and complementary acquisitions. Since its initial public offering in 1998, PAA has grown its asset base from approximately $600 million to over $15 billion and increased the annualized distribution on its limited partner units by over 125%, from $1.80 per unit as of PAA’s initial public offering to $4.10 per unit for the distribution paid in February 2012.

Our partnership owns all of the natural gas storage business and assets formerly owned by PAA through a joint venture with Vulcan Energy and PAA has stated that it intends to utilize our partnership as the primary vehicle through which it will participate in the natural gas storage business. As the ultimate owner of our 2% general partner interest, all of our incentive distribution rights and an approximate 62% limited partner interest in us (including common units, Series A subordinated units and Series B subordinated units), PAA has a significant economic stake in us and is motivated to promote and support the successful execution of our growth plan and strategy.

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

Recent Developments

Modification of Terms of Series B Subordinated Units

In February 2012, we modified the terms of the Partnership’s 13.5 million Series B subordinated units, which modification was approved by PAA, the owner of all of the Series B subordinated units. The Partnership’s Series B subordinated units do not participate in quarterly distributions. Instead, the Series B subordinated units convert into Series A subordinated units or common units in five distinct tranches upon the achievement of defined benchmarks tied to the amount of capacity in service at Pine Prairie and increases in our quarterly distributions. The modification increases the quarterly distribution benchmark for the first three of the five tranches, totaling 7.5 million Series B subordinated units in the aggregate, to an annualized level of $1.71 per unit. Previously, the quarterly distribution levels required to cause conversion for these three tranches were at annualized levels of $1.44, $1.53 and $1.63 per unit. The modification, which was made in recognition of the continued challenging market conditions facing the natural gas storage business, benefits our common unitholders by reducing the number of units on which distributions would otherwise be required to be paid in the case of distributions below the annualized level of $1.71.

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

Natural Gas Demand. During the period from 2001 through 2011 domestic natural gas consumption has grown, albeit unevenly, driven primarily by growth in the seasonal and weather-sensitive electric power generation and commercial sectors, offset by declines in the residential and industrial sectors. The chart below, based on U.S. Energy Information Administration (“EIA”) data and forecasts, shows the overall growth in consumption (and the disposition of such growth) for the eleven year period ended October 2011. The chart also includes EIA forecasted data for December 2011.

Natural Gas Supply. For a number of years during the last decade, domestic natural gas production was relatively flat and failed to keep pace with domestic consumption. Over the past several years, however, domestic natural gas production has been growing rapidly. This trend reversal is primarily due to increases in production from developing shale resource plays. According to EIA data, domestic production of natural gas increased by 5.4% during the three year period from January 1, 2009 through December 31, 2011.1 EIA forecasts also predict that shale gas production will increase 229% from 2009 to 2035.

Market Balance and Volatility. The seasonality of natural gas has remained strong during the last decade, with consumption during the peak winter months averaging approximately 40% more than consumption during the summer months, per EIA data. For the lower 48 states, from January 1, 2011 to December 31, 2011, U.S. consumption reached peak use of more than 115 Bcf on February 10, while the lowest daily consumption during this same period was approximately 48 Bcf on October 9, per EIA and other published daily data sources. On the other hand, daily U.S. production in the lower 48 during this same twelve month period ranged from 61 Bcf to 71 Bcf. Natural gas storage (and to a lesser extent imported natural gas from Canada) served as the “shock absorber” that balanced the market, serving as a source of supply to meet the consumption demands in excess of daily production capacity and a warehouse for gas production in excess of daily demand during low demand periods. This seasonal consumption pattern is a major driver of demand for gas storage and the price difference, or “spread,” between the summer and winter season provides a proxy for the fundamental value of storage.

During most of the past decade, this strong seasonal trend has produced seasonal spreads that have generally moved within a range of approximately $0.37-$4.75 per MMBtu, with the high end of that range occurring during the 2006-2007 timeframe. However, in 2011 the seasonal spreads (Oct-Jan) traded in a range of approximately $0.37-$0.62. In addition, lower short term spreads and basis differentials have reduced overall market volatility, which negatively impacts storage demand and value. While there are a variety of factors that have contributed to these softer market conditions, we believe the key drivers are (i) relatively flat natural gas consumption over the last year and projected flat consumption for the next several years, (ii) increased natural gas supplies due to production from shale resources, (iii) net increases in storage capacity, and (iv) lower basis differentials due to expansion of natural gas transportation infrastructure in the U.S. over the last five years.

[1]

Reported production per EIA was used through October 2011. For November and December 2011 reported production volume from November and December 2010 were used as proxies, respectively, for the final two months of 2011.

Supply of Storage Capacity. An important factor in determining the value of storage is whether there is a surplus or shortfall of storage capacity relative to the overall demand for storage services in a given market area. In general, on a relative basis, storage values will be lower in markets that are oversupplied with storage than in markets where storage capacity is in short supply. The extent to which markets are oversupplied or undersupplied will fluctuate based on capacity additions and in response to significant variations in natural gas supply and demand.

According to EIA data and as indicated in the chart below, peak storage utilization as a percentage of peak storage capacity has ranged from 91% in 2005 to 99% in 2009 and decreased to 94% in 2011, in part due to a 5.5% increase in peak capacity relative to 2009 levels. Despite the increase in storage capacity, storage inventories, as reported by the EIA, reached a record peak level of 3.852 Tcf in November of 2011.

	Non Coincident Peak Capacity (TCF)	Max Inventory in Storage (TCF)	Peak Utilization
2005	3.600	3.282	91%
2006	3.609	3.461	96%
2007	3.703	3.545	96%
2008	3.789	3.488	92%
2009	3.889	3.837	99%
2010	4.049	3.840	95%
2011	4.103	3.852	94%

While it is difficult to predict when, and how much, new capacity will be added to the market in the next few years, we believe that certain of the supply and demand factors contributing to the current softness in the storage market (i.e., robust supply levels, low levels of natural gas demand growth and reduced price volatility) are cyclical and self correcting over time, and that the long term outlook for storage utilization and demand is positive.

Our Assets

As of December 31, 2011 we owned a 100% interest in three natural gas storage facilities. Our Pine Prairie and Southern Pines facilities are recently constructed, high-deliverability salt-cavern natural gas storage complexes located in Evangeline Parish, Louisiana and Greene County, Mississippi, respectively. Given the relative proximity of these two facilities to each other and the extent of direct and indirect connecting pipelines, we use a combination of interruptible storage services and third party transportation services to coordinate movements between and optimize the performance of these two Gulf Coast facilities. Our third facility is our Bluewater facility, a depleted reservoir natural gas storage complex located approximately 50 miles from Detroit in St. Clair County, Michigan. The following table contains certain information regarding our salt-cavern and depleted reservoir storage facilities as of December 31, 2011 (working gas capacity figures in the table below are based on assumed base gas levels, which may vary by facility based on commercial activities and other factors):

	Working Gas	Peak Injection	Peak Withdrawal	Compression
Facility Type (Names)	Capacity (Bcf)	Rate (Bcf/d)	Rate (Bcf/d)	(Horsepower)
Salt-caverns (Pine Prairie and Southern Pines)
Total Existing	50	3.6	5.6	119,000
Total Permitted	120	3.6	5.6	146,500

Depleted Reservoirs (Bluewater)
Total Existing	26	0.5	0.8	13,350
Total Permitted	29	0.5	0.8	13,350

Grand Total Existing (all facilities)	76	4.1	6.4	132,350

Grand Total Permitted (all facilities)	149	4.1	6.4	159,850

Salt Cavern Storage Facilities. We own two FERC regulated, high deliverability salt cavern natural gas storage facilities located on the Gulf Coast. Our Pine Prairie facility is located in Evangeline, Rapides and Acadian Parishes, Louisiana and is permitted for up to 80 Bcf of working gas capacity, which includes 32 Bcf of incremental capacity that was recently approved by the FERC subject to the requirement that Pine Prairie conduct an open season in accordance with applicable FERC policy. Our Southern Pines facility is located in Greene County Mississippi and is permitted for up to 40 Bcf of working gas capacity. These two facilities had an aggregate working gas capacity as of December 31, 2011 of approximately 50 Bcf. During 2012, we anticipate placing an additional 16 Bcf of working gas capacity in service at these facilities, which will include a fifth cavern at Pine Prairie that is scheduled to be placed into service in the second quarter of 2012, a fourth cavern at Southern Pines that is scheduled to be placed into service in the third quarter of 2012 and additional capacity at both facilities from incremental leaching activities.

Both of these facilities are strategically-located and have a diverse group of customers, including utilities, pipelines, producers, power generators, marketers and LNG importers, whose storage needs include both traditional seasonal storage services and short-term storage services. Pine Prairie is strategically positioned relative to several major market hubs, including the Henry Hub (the delivery point for New York Mercantile Exchange (“NYMEX”) natural gas futures contracts and located approximately 50 miles southeast of Pine Prairie), the Carthage Hub (located in East Texas), and the Perryville Hub (located in North Louisiana), and to existing and proposed LNG import and export facilities.

Pine Prairie’s pipeline header system, which includes an aggregate of approximately 80 miles of 24-inch diameter pipe located within a 20-mile radius of Pine Prairie, is directly connected to eight large-diameter interstate pipelines through nine interconnects that service both conventional and unconventional natural gas production in Texas and Louisiana, including production from existing and emerging shale plays, as well as Gulf of Mexico production and LNG imports. These interconnects also provide direct or indirect access to each of the market hubs described above and to consumer and industrial markets in the Gulf Coast, Midwest, Northeast and Southeast regions of the United States. Pine Prairie’s peak daily injection and withdrawal rates are 2.4 Bcf and 3.2 Bcf, respectively, and Pine Prairie has a total of 71,000 horsepower of compression capacity currently in service with another 27,500 horsepower of permitted capacity.

Southern Pines’ pipeline header system, which includes an aggregate of 60 miles of 24-inch diameter pipe, is directly or indirectly connected to 8 major natural gas pipelines servicing the Gulf Coast, Northeast, Mid-Atlantic and Southeastern U.S. markets. Southern Pines’ peak daily injection and withdrawal rates are 1.2 Bcf and 2.4 Bcf, respectively, and Southern Pines has a total of 48,000 horsepower of compression capacity currently in service.

Bluewater. Bluewater is located in the State of Michigan which contains more underground natural gas storage capacity than any other state in the U.S. according to EIA data, and primarily services seasonal storage needs throughout the Midwestern and Northeastern portions of the U.S. and the Southeastern portion of Canada. Accordingly, Bluewater’s customers consist primarily of pipelines, utilities and marketers seeking seasonal storage services. Bluewater’s 30-mile, 20-inch diameter pipeline header system is supported by 13,350 horsepower of compression and connects with three interstate and three natural gas utility pipelines that provide access to the major market hubs of Chicago, Illinois and Dawn, Ontario, which supply natural gas to eastern Ontario and the northeastern United States. These interconnects also provide access to natural gas utilities that serve local markets in Michigan and Ontario. Bluewater’s peak daily injection and withdrawal rates are 0.5 Bcf and 0.8 Bcf, respectively.

As indicated in the table above, Bluewater has total working gas storage capacity of approximately 26 Bcf in two depleted reservoirs and is permitted for an additional 3 Bcf of working gas storage capacity. We expect to increase Bluewater’s working gas capacity by 2 Bcf ratably over a 8 to 9-year period in connection with an ongoing liquids removal project. Bluewater also leases third-party storage capacity and pipeline transportation capacity from time to time to increase its operational flexibility and enhance its service offerings. Bluewater has filed an application with the FERC to build a 20-inch pipeline that will be permitted for up to 300 MMcf per day and will connect its facility to a Canadian pipeline owned by an affiliate of Spectra Energy. The proposed pipeline is intended to replace a 12-inch pipeline that is permitted for up to 250 MMcf per day and is currently leased from Nova Chemical through January 2013. See Item 1A, “Risk Factors — Risks Related to our Business — We may not receive the permits needed to complete construction of a pipeline that will replace the leased line that currently connects our Bluewater facility to markets in western Ontario.”

Our Operations

We provide natural gas storage services to a broad mix of customers, including local gas distribution companies, or LDCs, electric utilities, pipelines, direct industrial users, electric power generators, marketers, producers, LNG importers and affiliates of such entities. Our storage rates are regulated under FERC rate-making policies which currently permit our facilities to charge market-based rates for our services.

We generate revenue primarily from the provision of fee-based gas storage services to our customers. For the year ended December 31, 2011, our total net revenues (total revenues less storage related costs, the cost of natural gas sold and fuel expense) were derived approximately 91% from fee-based storage activities (which includes system access fees collected at our Pine Prairie facility), approximately 7% from the activities of our dedicated marketing group and approximately 2% from other activities, which includes the sale of liquid hydrocarbons incidentally produced in connection with the operation of our depleted reservoir storage facilities at Bluewater and other fuel and derivative related net gains and losses. We categorize the majority of the revenue we generate as being derived from “Firm Storage Services” or “Hub Services and Merchant Storage Activities.” We also generate a portion of our net revenues from other sources as described below in “Other Activities.”

•	Firm Storage Services.

The majority of our net revenue from firm storage services is derived from contracts with initial terms that generally range from one year to 10 years in length and pursuant to which customers receive the assured or “firm” right to store gas in our facilities. Under our firm storage contracts, our customers are obligated to pay us fixed monthly capacity reservation fees, which are owed to us regardless of the actual storage capacity utilized. As of December 31, 2011, the weighted average remaining tenor of our existing portfolio of third party firm storage contracts was approximately 3.3 years. Firm storage services revenue also includes, when applicable, cycling fees based on the volume of natural gas nominated for injection and/or withdrawal, as well as a small portion of natural gas nominated for injection that we retain as compensation for our fuel use. Storage related costs consist of fees incurred to lease third-party storage and pipeline capacity and certain other costs we may incur. Additionally, we incur fuel expense at our facilities as we manage injection and deliverability capacity. For the year ended December 31, 2011, net revenue from firm storage services (firm storage services revenues net of applicable storage related costs and fuel expense) comprised approximately 85% of our total net revenues.

•	Hub Services and Merchant Storage Activities.

We also generate net revenue from the provision of hub services at our facilities and through the merchant storage activities of our commercial marketing group, which captures short term market opportunities by utilizing a portion of our storage capacity and engaging in related commercial marketing activities.

Our capacity to provide hub services is primarily dependent on our outstanding obligations to customers under firm storage services contracts. As a result, increases in our firm storage services obligations may limit our ability to provide hub services and vice versa. Hub services include (i) “interruptible” storage services pursuant to which customers receive only limited assurances regarding the availability of capacity in our storage facilities and pay fees based on their actual utilization of our assets, (ii) “park and loan” services and (iii) “wheeling and balancing” services pursuant to which customers pay fees for the right to move a volume of gas through our facilities from one interconnection point to another and true up their deliveries of gas to, or takeaways of gas from, our facilities. A portion of our revenues related to these activities may include fuel collections.

Our merchant storage activities generate revenue through the hedged purchase and sale of natural gas net of any storage related costs incurred. We utilize physical storage at our facilities and derivatives to hedge expected margin from these activities. Through these transactions, we seek to maintain a position that is substantially balanced between purchases on the one hand and sales or future delivery obligations on the other hand. Our general policy is (i) to purchase natural gas only in situations where we have a market for such gas, (ii) to utilize physical natural gas inventory and financial derivatives to manage and optimize seasonal and spread risks inherent in our operations and commercial management activities and to structure our transactions so that commodity price fluctuations will not have a material adverse impact on our cash flow and (iii) not to acquire or hold natural gas, futures contracts or other derivative products for the purpose of speculating on outright commodity price changes.

In connection with our hub services and merchant storage activities, we incur certain storage related costs. These costs consist of fees incurred to lease third-party pipeline capacity and storage and transaction costs associated with managing injection and deliverability capacity at our facilities. Costs associated with our leased pipeline capacity are subject to variation as the terms of these agreements typically contain certain fees which fluctuate based on actual volumes shipped in addition to monthly reservation fees. Also included in our storage related costs is fuel expense we incur as part of our short term activities.

For the year ended December 31, 2011, net revenue from hub services and merchant storage (hub services and natural gas sales revenues net of applicable storage related costs, fuel expense and the cost of natural gas sold) comprised approximately 12% of our total net revenues.

•	Other Activities.

We also generate revenue through certain fixed access fees collected at Pine Prairie and through the sale of crude oil and natural gas liquids produced in conjunction with the operation of our Bluewater facility, net of royalties and taxes. Additionally, we periodically sell any fuel-in-kind volumes in excess of actual volumes needed as fuel to operate facilities and reflect any gain or loss on such sales as a part of other revenues. For the year ended December 31, 2011, net revenue from such other activities comprised approximately 3% of our total net revenues.

Overall, we believe that the high percentage of our baseline cash flow derived from fixed-capacity reservation fees under multi-year contracts with a diverse portfolio of customers stabilizes our cash flow profile and substantially mitigates the risk to us of significant negative cash flow fluctuations caused by changing supply and demand conditions and other market factors.

Customers

As of December 31, 2011, Southern Pines had 15 customers with firm storage contracts and 33 customers with hub services contracts, Pine Prairie had 21 customers with firm storage contracts and 59 customers with hub services contracts and Bluewater had 13 customers with firm storage contracts and 75 customers with hub services contracts. Approximately 17% of our total revenues for the year ended December 31, 2011 was generated from physical sales of natural gas executed through Natural Gas Exchange Inc., a commodity exchange. No other customer accounted for greater than 10% of our total revenues for the year ended December 31, 2011.

Contracts

See “— Our Operations.”

Competition

The principal elements of competition among storage facilities are rates, terms of service, types of service, supply and market access, and flexibility and reliability of service. An increase in competition in our markets could arise from new ventures or expanded operations from existing competitors.

Pine Prairie and Southern Pines compete with several regional high-deliverability storage facilities along the Gulf Coast as well as the storage services offered by interstate and intrastate pipelines that serve the same markets as Pine Prairie and Southern Pines, while Bluewater competes with several Midwest utility and pipeline storage providers.

Natural Gas Regulation

PNG is subject to extensive laws and regulations. We are subject to regulatory oversight by numerous federal, state, and local regulatory agencies, many of which are authorized by statute to issue, and have issued, rules and regulations binding on the natural gas storage and pipeline industry, related businesses and market participants. The failure to comply with such laws and regulations can result in substantial penalties and fines. The regulatory burden increases our cost of doing business and, consequently, affects our profitability. Our historical and projected operating costs reflect the recurring costs resulting from compliance with these regulations, and we do not anticipate material expenditures in excess of these amounts in the absence of future acquisitions or changes in regulation, or discovery of existing but unknown compliance issues. We do not believe that we are affected by applicable laws and regulations in a significantly different manner than are our competitors.

The following is a summary of the kinds of regulation that may impact our operations. However, our unitholders should not rely on such discussion as an exhaustive review of all regulatory considerations affecting our operations.

Our facilities provide natural gas storage services in interstate commerce and are subject to comprehensive regulation by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act of 1938 (“NGA”). Pursuant to the NGA and FERC regulations, storage providers are prohibited from making or granting any undue preference or advantage to any person or subjecting any person to any undue prejudice or disadvantage or from maintaining any unreasonable difference in rates, charges, service, facilities, or in any other respect. The terms and conditions for services provided by our facilities are set forth in FERC approved tariffs. We have been granted market-based rate authorization for the services that our facilities provide. Market-based rate authority allows us to negotiate rates with individual customers based on market demand.

The FERC also has authority over the siting, construction, and operation of U.S. pipeline transportation and storage facilities and related facilities used in the transportation, storage and sale for resale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. The FERC’s authority extends to maintenance of accounts and records, terms and conditions of service, acquisition and disposition of facilities, initiation and discontinuation of services, imposition of creditworthiness and credit support requirements applicable to customers and relationships among pipelines and storage companies and certain affiliates. Our natural gas storage entities are required by the FERC to post certain information daily regarding customer activity, capacity and volumes on their respective websites. Additionally, the FERC has jurisdiction to impose rules and regulations applicable to all natural gas market participants including PNG Marketing and PAA Natural Gas Canada, to ensure market transparency. FERC regulations require that buyers and sellers of more than a de minimis volume of natural gas report annual numbers and volumes of relevant transactions to the FERC. Our facilities and marketing entities are subject to these annual reporting requirements.

Under the Energy Policy Act of 2005 (“EPAct 2005”) and related regulations, it is unlawful in connection with the purchase or sale of natural gas or transportation services subject to FERC jurisdiction to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 gives the FERC civil penalty authority to impose penalties for certain violations of up to $1,000,000 per day for each violation. FERC also has the authority to order disgorgement of profits from transactions deemed to violate the NGA and the EPAct 2005.

Bluewater provides storage service by means of receipts or deliveries of natural gas at the international border with Canada or within the Province of Ontario. The importation and exportation of natural gas from and to the United States and Canada is subject to regulation by U.S. Customs and Border Protection, U.S. Department of Energy and the National Energy Board of Canada. Bluewater, PNG Marketing and PAA Natural Gas Canada have regulatory authorization to import and export natural gas from and to the Unites States and Canada.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been heavily regulated. New rules, orders, regulations or laws may be passed or implemented that impose additional costs, burdens or restrictions on us. We cannot give any assurance regarding the likelihood of such future rules, orders, regulations or laws or the effect they could have on our business, financial condition, and results of operations or ability to make distributions to our unitholders.

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

Waste Management. Our operations generate hazardous and non-hazardous solid wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state laws and regulations, which impose detailed requirements for the handling, storage, treatment, and disposal of hazardous and non-hazardous solid wastes. For instance, RCRA imposes stringent limitations on the treatment, storage, transportation and disposal of hazardous wastes. Generators of hazardous wastes must also comply with certain standards for the accumulation and storage of hazardous wastes and meet recordkeeping and reporting requirements applicable to hazardous waste storage and disposal activities.

Site Remediation. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as “Superfund”) and comparable state laws and regulations impose liability (without regard to fault or the legality of the original conduct) on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include current and prior owners or operators of the site where the release occurred and companies that disposed of, or arranged for the disposal of, hazardous substances found at offsite locations such as landfills. CERCLA also authorizes the Environmental Protection Agency (“EPA”) and, in some instances, third parties, to respond to threats to public health or the environment and seek recovery of response costs from responsible persons. Although natural gas is not classified as a hazardous substance under CERCLA, we may nonetheless handle hazardous substances within the meaning of CERCLA or similar state statutes in the course of our ordinary operations; as a result, we may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where such hazardous substances have been released into the environment, natural resource damages, and the cost of certain health studies. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

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

Noise Emissions. The Partnership is subject to a number of federal, state and local laws, regulations, ordinances and standards that govern noise emissions from our facilities. The U.S. Occupational Safety & Health Administration (“OSHA”) has established maximum noise levels for occupational exposure and the Partnership undertakes various noise protection efforts, including administrative and engineering controls, in order to achieve these standards and protect our employees. The Partnership has also implemented a hearing conservation program for our employees who may be exposed to noise in the workplace and provides personal protective equipment as necessary.

The Partnership must also comply with federal guidelines and state and local regulations regarding sound that is transmitted from our facilities and our construction projects to the surrounding community. At the federal level, the EPA has identified a maximum sound level that will not adversely affect public health and welfare. Although allowed noise emission levels are typically established on a project by project basis and depend to a certain extent on pre-existing ambient noise levels for a given project, the FERC has adopted the EPA’s maximum sound level as a general goal for new gas compressor stations, pipeline construction and other operations regulated by the FERC. In addition, sound generated from construction and operation of our facilities and pipelines is also regulated in some jurisdictions at the county and municipal level, and depending on the circumstances, such local requirements may be more or less stringent than applicable federal rules.

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

Climate Change. In December 2009, the EPA published its findings that emissions of greenhouse gases (“GHGs”), including carbon dioxide and methane, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, in 2010 the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the CAA, including one that requires a reduction in emissions of GHGs from motor vehicles and another that requires construction and operating permit reviews for GHG emissions from certain large stationary sources, including, among others, onshore and offshore oil and natural gas production facilities. Also, Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and almost one-half of the states already have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG “cap-and-trade” programs. The adoption of any legislation or regulation that requires reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur significant added costs to reduce emissions of GHGs or could adversely affect demand for natural gas. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our operations.

Pipeline Safety

As part of our natural gas storage operations, we own and operate pipeline header systems connecting our natural gas storage facilities to various interstate pipelines. As a result, our pipeline operations are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”). The NGPSA regulates safety requirements in the design, installation, testing, construction, operation and maintenance of gas pipeline facilities. The NGPSA has since been amended by the Pipeline Safety Act of 1992, the Pipeline Safety Improvement Act of 2002, the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, and, most recently, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011. These amendments, along with implementing regulations more recently adopted by PHMSA, have imposed additional safety requirements on pipeline operators such as the development of a written qualification program for individuals performing covered tasks on pipeline facilities and the implementation of pipeline integrity management programs. These integrity management plans require more frequent inspections and other preventative measures to ensure pipeline safety in “high consequence areas,” such as high population areas, areas unusually sensitive to environmental damage, and commercially navigable waterways. Accordingly, we will continue to focus on pipeline integrity management for any of the pipelines we currently own or acquire in the future, and significant additional expenses could be incurred if new or more stringent pipeline safety requirements are implemented. We believe that our operations are in substantial compliance with all existing federal, state, and local pipeline safety laws and regulations and that such laws and regulations will not have a material adverse effect on our business, financial position, or results of operations.

On December 13, 2011, the United States Congress passed the “Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011” (the “Act”). The President signed the Act into law on January 3, 2012. Under the Act, maximum civil penalties for certain violations have been increased from $100,000 to $200,000 per violation per day, and from a total cap of $1 million to $2 million. In addition, the Act reauthorizes the federal pipeline safety programs of PHMSA through September 30, 2015, and directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in additional natural gas and hazardous liquids pipeline safety rulemaking. Some of these directives include:

•

The Secretary of Transportation must revise regulations establishing time limits for notification of pipeline facility accidents and incidents to a minimum of not more than 1 hour after discovery of an accident or incident;

•

Within 12 months, the Secretary of Transportation must submit to Congress a report providing information on the total number of authorized full-time positions for pipeline inspection and enforcement at the PHMSA, the total number of positions not filled, the action being taken to fill the vacant positions and any additional inspection and enforcement resource needs of the PHMSA;

•

Within 18 months, the Secretary of Transportation must conduct an evaluation to determine whether integrity management system requirements already in place for pipelines in High Consequence Areas (“HCAs”) should be expanded to pipelines beyond HCAs;

•

Within two years, the Secretary of Transportation must submit to Congress a report on the results of a review of existing federal and state regulations for gas and hazardous liquid gathering lines located offshore, including within inlets of the Gulf of Mexico, for the purpose of determining whether the Secretary should issue regulations subjecting offshore gathering lines to the same standards and regulations as other hazardous liquid gathering lines; and

•

Within two years, the Secretary of Transportation must determine whether to require the use of automatic or remote-controlled shut-off valves on new and entirely replaced transmission pipeline facilities.

A number of the provisions of the Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs. Any additional requirements resulting from these directives are not expected to impact us differently than our competitors. We will work closely with our industry associations to participate with and monitor DOT-PHMSA’s efforts.

In December 2009, PHMSA finalized a new rule dictating the shape and content of new control room management programs for hazardous liquid, gas transmission and distribution pipelines. The rule addresses human factors, including fatigue and other aspects of control room management for pipelines where controllers use supervisory control and data acquisition systems. The new rule became effective on February 1, 2010 and requires that control room management plans be written by August 1, 2011, which was completed on time by the Partnership. Implementation of certain aspects such as fatigue training for Controllers and Supervisors, Change Management, Operating Experience and establishing Shift Change procedures was required and completed by October 1, 2011. Implementation for the remaining aspects of the rule is required by August 1, 2012. We have already incorporated many of the new rule’s requirements into our control room operations and we anticipate fully implementing the remaining provisions prior to the established deadline.

If approved by PHMSA, states may assume responsibility for enforcing federal interstate pipeline regulations as agents for PHMSA and conduct inspections of intrastate pipelines. In practice, states vary in their authority and capacity to address pipeline safety. We do not anticipate any significant issues in complying with applicable state laws and regulations.

The DOT has issued guidelines with respect to securing regulated facilities against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities. We cannot provide any assurance that these security measures would fully protect our facilities from an attack.

Occupational Safety and Health

Our operations are subject to a number of federal and state laws and regulations, including the federal OSHA and comparable state statutes designed to protect the health and safety of workers. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local governmental authorities, and the public. Our operations are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process that involves a chemical at or above specified thresholds or any process that involves 10,000 pounds or more of a flammable liquid or gas in one location. We believe that our operations are in substantial compliance with all existing federal, state, and local occupations health and safety laws and regulations and that such laws and regulations will not have a material adverse effect on our business, financial position, or results of operations.

Title to Properties and Rights-of-Way

Our real property falls into two categories: (1) parcels that we own in fee and (2) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for our operations. Portions of the land on which our facilities are located are owned by us in fee title, and we believe that we have satisfactory title to these lands. The remainder of the land on which our major facilities are located are held by us (or entities in which we own an interest) pursuant to leases between us, as lessee, and the fee owner of the lands, as lessors. We believe that we have satisfactory leasehold estates to such lands. We have no knowledge of any material challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or license, and we believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits and licenses. See “— Our Assets.”

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

A natural gas storage facility, associated pipeline header system, and gas handling and compression facilities may experience damage as a result of an accident, natural disaster or terrorist activity. These hazards can cause personal injury and loss of life, severe damage to and destruction of property, base gas, and equipment, pollution or environmental damage and suspension of operations. Our insurance does not cover every potential risk associated with operating natural gas storage facility, associated pipeline header system, and gas handling and compression facilities, including the potential loss of significant revenues. The overall trend in the insurance industry appears to be a contraction in the breadth and depth of available coverage, while costs, deductibles and retention levels have increased. Absent a material favorable change in the insurance markets, this trend is expected to continue as we continue to grow and expand. As a result, we anticipate that we will elect to self-insure more of our activities or incorporate higher retention in our insurance arrangements.

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

Employees

Plains All American GP LLC employs all of our personnel. We are managed and operated by the directors and officers of our general partner. We rely on an omnibus agreement with Plains All American GP LLC to provide us with employees needed to carry out our operations. As of December 31, 2011, 83 full time employees of Plains All American GP LLC devoted substantially all of their time to carrying out our operations.

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

Our Canadian operations are conducted in an entity that is treated as a corporation for Canadian tax purposes (flow through for U.S. tax purposes.) Although we are subject to Canadian federal and provincial taxes, the impact to the year ended December 31, 2011 was immaterial.

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

Available Information

We make available, free of charge on our Internet website (http://www.pnglp.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Item 1A.	Risk Factors

Risks Related to Our Business

We may not have sufficient cash following the establishment of reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay the existing distribution of $1.43 per unit or the minimum quarterly distribution of $1.35 per unit to holders of our common units and Series A subordinated units.

We may not have sufficient available cash from distributable cash flow each quarter to enable us to pay the existing distribution of $1.43 per unit or the minimum quarterly distribution of $1.35 per unit. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the rates we charge for storage services and the amount of natural gas storage services our customers purchase from us;

•	the overall balance between the supply of and demand for natural gas, on a seasonal and long-term basis, which impacts the level of demand for the natural gas storage services we provide and the rates we are able to charge for such services;

•	our ability to realize expected margins from our merchant storage activities due to natural gas price spreads and volatility levels, among other factors;

•	regulatory action affecting the rates we can charge for the services we provide, the demand for natural gas, the supply of natural gas, our ability to expand our facilities, how we contract for services, our existing contracts, our operating and capital costs and our operating flexibility;

•	the creditworthiness of our customers;

•	the level of competition from other providers of natural gas storage services;

•	the level of our operating and maintenance and general and administrative costs; and

•	prevailing economic conditions.

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

Our primary exposure to market risk occurs at the time our existing storage contracts expire and are subject to renegotiation and renewal and as we bring on additional working capacity that is uncontracted. As of December 31, 2011, the weighted average remaining tenor of our existing portfolio of firm storage contracts, including binding precedent agreements, is approximately 2.4 years at Pine Prairie, approximately 1.9 years at Bluewater and approximately 5.5 years at Southern Pines. Over the last eighteen months, conditions in the gas storage market have deteriorated and the rates under certain of these contracts are higher than current market rates. The extension or replacement of existing contracts, and entering into new contracts, could be, and in some cases has already been, adversely impacted by a number of factors beyond our control, including:

•	an extended period of reduced natural gas price volatility;

•	a reduction in the difference between winter and summer prices on the natural gas futures market, sometimes referred to as the seasonal spread, due to real or perceived changes in supply and demand fundamentals;

•	a decrease in demand for natural gas storage in the markets we serve;

•	increased competition for storage in the markets we serve; and

•	higher interest rates, which increase inventory carrying costs for our customers.

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

We compete primarily with other providers of natural gas storage services that own or operate salt-dome, depleted reservoir and/or converted aquifer gas storage facilities. Such competitors include independent storage developers and operators, local distribution companies, utilities, interstate and intrastate gas transmission companies with storage facilities connected to their pipelines and midstream energy companies. FERC has generally adopted policies that favor the development of new storage projects and there are numerous projects, including expansions of existing facilities and greenfield construction projects, at various stages of development in the markets where we operate. According to FERC data, since 2000, permits have been issued by the FERC for new interstate gas storage facilities or expansions in the Gulf Coast (excluding intrastate facilities and FERC pre-filings for additional storage capacity) representing aggregate additional working gas capacity of approximately 740 Bcf. These projects, if developed and placed into service, may compete with our storage operations. The principal elements of competition among storage facilities are rates, terms of service, types of service, deliverability, supply and market access, flexibility and reliability of service.

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

Our natural gas storage operations are subject to federal, state and local laws and regulations administered by a number of authorities. Because we provide natural gas storage services in interstate commerce, our natural gas storage facilities are subject to comprehensive regulation by the FERC under the NGA.

Pursuant to the NGA and FERC regulations, we are prohibited from making or granting any undue preference or advantage to any person or subjecting any person to any undue prejudice or disadvantage or from maintaining any unreasonable difference in rates, charges, service, facilities, or in any other respect. Any successful complaint or protest against us could have an adverse impact on our revenues associated with providing storage services.

The terms and conditions for services provided by our facilities are set forth in FERC-approved tariffs. We have been granted market-based rate authorization for the services that our facilities provide. Market-based rate authority allows us to negotiate rates with individual customers based on market demand. A storage provider granted market-based rate authorization is required to notify FERC of significant changes occurring in its market power status, Significant changes include, but are not limited to, the storage provider expanding its storage capacity beyond the amount authorized in applicable certificate orders, the storage provider acquiring transportation facilities or additional storage capacity, an affiliate of the storage provider providing storage or transportation services in the same market area, and the storage provider or an affiliate acquiring an interest in or being acquired by an interstate pipeline.

Should we fail to comply with applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the EPAct 2005, FERC has civil penalty authority under the NGA to impose penalties for certain violations of up to $1,000,000 per day for each violation. FERC also has the authority to order disgorgement of profits from transactions deemed to violate the NGA and the EPAct 2005. See Items 1 and 2. “Business and Properties — Regulation.”

Finally, new rules, orders, regulations or laws may be passed or implemented that impose additional costs, burdens or restrictions on us. We cannot give any assurance regarding the likelihood of such future rules, orders, regulations or laws or the effect they could have on our business, financial condition, results of operations or ability to make distributions to our unitholders.

Our sales of natural gas, and related hedging activities, expose us to potential regulatory risks.

The Federal Trade Commission, the FERC and the Commodity Futures Trading Commission hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of natural gas and any related transportation and/or hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Additionally, to the extent that we enter into transportation contracts with natural gas pipelines that are subject to FERC regulation, we are subject to FERC requirements related to use of such capacity. Any failure on our part to comply with the FERC’s regulations and policies, or with an interstate pipeline’s tariff, could result in the imposition of civil and criminal penalties. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

A prolonged period of stabilized natural gas prices and/or low levels of volatility could have a negative impact on our business.

Historically, natural gas prices have been seasonal and volatile, which has enhanced demand for our storage services. The storage business has benefited from significant price fluctuations resulting from seasonal price sensitivity, which affects demand for our services and the rates we are able to charge for such services. On a system-wide basis, natural gas is typically injected into storage between April and October when natural gas prices are generally lower and withdrawn during the winter months of November through March when natural gas prices are typically higher. However, due to a variety of factors (including relatively flat consumption over the last year, increased supplies due to shale production, net increases in storage capacity and lower basis differentials due to transportation infrastructure expansion), the volatility and seasonality of natural gas prices for the 12-18 months ended December 31, 2011 have been low relative to prior time periods. If these conditions persist, the demand for our services and the margin that we will be able to generate in connection with the sale of such services will remain under pressure and may decline.

Any significant and prolonged change in or stabilization of natural gas prices could have a negative impact on our business.

Historically, natural gas prices have been seasonal and volatile, which has enhanced demand for our storage services. The storage business has benefited from significant price fluctuations resulting from such seasonal price sensitivity, which impacts the level of demand for our services and the rates we are able to charge for such services. On a system-wide basis, natural gas is typically injected into storage between April and October when natural gas prices are generally lower, and withdrawn during the winter months of November through March when natural gas prices are typically higher. However, the market for natural gas may not continue to experience volatility and seasonal price sensitivity in the future at the levels previously seen. This has been the case generally for the 12-18 months ended December 31, 2011, and if volatility and seasonality in the natural gas industry remain low relative to prior time periods, whether due to increased natural gas production or otherwise, the demand for our services and the prices that we will be able to charge for those services may decline.

Our storage business depends on third-party pipelines connected to our storage facilities, and we could be negatively impacted by circumstances beyond our control that temporarily or permanently interrupt the operation of such pipelines.

We depend on the continued operation of third-party pipelines and other facilities that provide delivery options to and from our storage facilities. Because we do not own the pipelines that are interconnected to our facilities, their continued operation is not within our control. If any of the pipelines to which we are connected were to become unavailable for current or future withdrawals or injections of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to operate efficiently and satisfy our customer’s needs could be compromised, thereby potentially reducing our revenues. Any temporary or permanent interruption at any key pipeline or other interconnect point with our gas storage facilities that caused a material reduction in the storage services provided by us could have a material adverse effect on our business, financial condition, results of operation and ability to make distributions.

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

Our 2012 expansion plans include the addition of 16 Bcf of working gas storage capacity at our Gulf Coast Facilities. These facilities are permitted for an aggregate of 120 Bcf of capacity, consisting of 80 Bcf at Pine Prairie and 40 Bcf at Southern Pines. In connection with our expansion efforts at these facilities, we may encounter difficulties in the drilling required to access subsurface storage caverns, the drilling of raw water wells or salt water disposal wells and the completion of the wells. These risks include the following:

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

We may not receive the permits needed to complete construction of a pipeline that will replace the leased line that currently connects our Bluewater facility to markets in western Ontario.

Our Bluewater facility is connected to western Ontario markets through a leased pipeline that crosses the St. Clair river in Northern Michigan and connects to a pipeline owned by St. Clair Pipelines, an affiliate of Spectra Energy. Bluewater has been notified by the lessor of such pipeline that the lease will terminate in January 2013. Bluewater and an affiliate of Spectra Energy have entered into agreements to jointly construct a new line that will replace the existing line by January 2013. Construction of the replacement line requires FERC approval, a Presidential permit and approvals from applicable Canadian authorities. No assurances can be given that such approvals and permits will be received or that they will be received on a timely basis. Failure to receive such permits, or a significant delay in their receipt, could have a negative impact on Bluewater’s ability to access markets in western Ontario, either through increased costs, lost business opportunities or both.

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

Although we manage and monitor all of these various factors in connection with the ongoing operation of our natural gas storage facilities with the goal of performing all of our contractual commitments and obligations and optimizing our revenue, one or more of the above factors may adversely impact our ability to satisfy our injection, withdrawal or wheeling obligations under our storage contracts. In such event, we may be liable to our customers for losses or damages they suffer and/or we may need to incur costs or expenses in order to permit us to satisfy our obligations.

Our cash receipts and financial results are usually lower in the second and third quarters of the calendar year, which may, depending on the level of our cash reserves, require us to borrow money in order to make distributions to the holders of our common units and Series A subordinated units.

Our cash expenditures related to our merchant storage activities are generally highest during summer months, and our cash receipts from such activities are highest during winter months. As a result, our results of operations for the summer are generally lower than for the winter. With lower cash flow during the second and third calendar quarters, depending on the level of our available cash reserves from prior quarters, we may be required to borrow money in order to pay distributions to the holders of our common units and Series A subordinated units.

Our marketing activities could result in financial losses. Our risk management policies cannot eliminate all risks and any non-compliance with our risk management policies could result in significant financial losses.

In 2010, we formed a dedicated commercial marketing group in order to capture short-term market opportunities by utilizing a portion of our storage capacity for our own account and engaging in related commercial marketing activities. Through these transactions, we seek to maintain a position that is substantially balanced between purchases on the one hand and sales or future delivery obligations on the other hand. Our general policy is (i) to purchase natural gas only in situations where we have a market for such gas, (ii) to utilize physical natural gas inventory and financial derivatives to manage and optimize seasonal and spread risks inherent in our operations and commercial management activities and to structure our transactions so that commodity price fluctuations will not have a material adverse impact on our cash flow and (iii) not to acquire or hold natural gas, futures contracts or other derivative products for the purpose of speculating on outright commodity price changes. Although we intend to conduct these transactions within these pre-defined risk parameters and we have risk management policies in place that are designed to manage and minimize commodity price and other risks, these policies will not eliminate all risks. We have in place risk management systems that are intended to quantify and manage risks, including risks related to our hedging activities such as commodity price risk and basis risk. We monitor processes and procedures to prevent unauthorized trading and to maintain substantial balance between purchases and future sales and delivery obligations. However, these steps may not detect and prevent all violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved. There is no assurance that our risk management procedures will prevent losses that would negatively affect our business, financial condition, results of operations and ability to pay distributions to the holders of our common units and Series A subordinated units.

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

Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. In addition, joint and several liability or strict liability may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. Private parties may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage that may result from environmental and other impacts of our operations. We may not be able to recover all or any of these costs through insurance or other means, which may have a material adverse effect on our business, financial condition, results of operation and ability to make distributions. See Items 1 and 2. “Business and Properties — Natural Gas Regulation” for more information.

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

Even if we complete expansion projects or acquisitions that we believe will be accretive, such projects or acquisitions may nevertheless reduce our available cash from distributable cash flow due to the following:

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

Our natural gas storage facilities are relatively new and have limited operating history. The facilities may not be able to deliver as anticipated, which could prevent us from meeting our contractual obligations and cause us to incur significant costs.

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

Our operations are subject to all of the risks and hazards inherent in the natural gas storage business, including:

•	reduction of our available storage capacity at our salt caverns over time due to (i) unexpected increases in the temperature of our caverns, which reduces capacity as a result of the expansion of the stored natural gas, (ii) the long-term effect of pressure differentials between the caverns and the surrounding salt formations (known as “salt creep”) or (iii) problems with the structural integrity of our salt caverns;

•	subsidence of the geological structures where we store natural gas;

•	risks and hazards inherent in drilling operations associated with the development of new caverns and/or the drilling of raw water wells or salt water disposal wells;

•	problems maintaining the wellbores and related equipment and facilities that form a part of the infrastructure that is critical to the operation of our storage facilities;

•	impacts to our operations due to the unavailability of raw water for any reason or the inability to dispose of salt water through our salt water disposal wells for any reason;

•	damage to our storage facilities, related equipment and connecting pipelines and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or acts of terrorism;

•	inadvertent damage from third parties, including construction, farm and utility equipment;

•	leaks of natural gas and other hydrocarbons or losses of natural gas as a result of the malfunction of equipment or facilities;

•	collapse of storage caverns;

•	operator error;

•	environmental pollution or other environmental issues, including drinking water contamination, associated with our raw water or water disposal wells or our water treatment facilities;

•	damage associated with equipment or material failures, pipeline or vessel ruptures or corrosion, explosions, fires and other incidents; and

•	other hazards that could result in personal injury and loss of life, pollution and suspension of operations.

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

At December 31, 2011, we had approximately $325 million of goodwill. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the acquired tangible and separately measurable intangible net assets. U.S. generally accepted accounting principles, or GAAP, requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our goodwill was impaired, we would be required to take an immediate charge to earnings with a corresponding reduction of partners’ equity and increase in balance sheet leverage as measured by debt to total capitalization.

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

As of February 22, 2012, PAA owned 28,214,198 common units, 11,934,351 Series A subordinated units and 13,500,000 Series B subordinated units. All of the Series A subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. The Series B subordinated units are also eligible for conversion into common units if certain operational and financial conditions are satisfied and the end of the subordination period has occurred. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop. A sale or transfer, including certain deemed transfers, by PAA of all or portions of its interests in us may cause our partnership to terminate for federal income tax purposes. For a discussion of the impact this could have on common unitholders, see Items 1A. “Risk Factors — Tax Risks to Common Unitholders — The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.”

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

In early December 2011, Pine Prairie received a property tax bill from Evangeline Parish, Louisiana for approximately $1.4 million that assessed taxes on property that Pine Prairie maintains is clearly exempt from tax pursuant to a 2006 tax abatement arrangement. In order to properly protest such tax assessment under Louisiana law, Pine Prairie was required to pay the disputed taxes by December 31, 2011 and file suit within 30 days thereafter. Pine Prairie paid the taxes under protest on December 29, 2011 and filed suit within the required 30 day period seeking recovery of the taxes based on the tax abatement arrangement. Pending resolution of the dispute, the taxes paid under protest are required to be held in a segregated account by Evangeline Parish and will be returned to Pine Prairie with interest when and if Pine Prairie prevails in the lawsuit. Except for such matter, we are not a party to any legal proceeding other than legal proceedings arising in the ordinary course of our business. We are also a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business, none of which we believe to be material.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “PNG.” As of February 22, 2012, the closing market price for our common units was $18.96 per unit and there were approximately 53,193,825 common units outstanding. As of December 31, 2010, there were approximately 10,200 record holders and beneficial owners (held in street name).

The following table sets forth high and low sales prices for our common units and the cash distributions declared per common unit for the periods indicated:

	Common Unit Price Range		Cash
2011	High	Low	Distributions (1)
4th Quarter	$18.99	$15.51	$0.3575
3rd Quarter	$23.72	$15.91	$0.3575
2nd Quarter	$24.92	$20.75	$0.3450
1st Quarter	$25.50	$22.73	$0.3450

2010
4th Quarter	$25.75	$22.61	$0.3450
3rd Quarter	$26.65	$22.61	$0.3375
2nd Quarter (2)	$26.00	$22.25	$0.2114
1st Quarter (3)	$—	$—	$—

(1)	Cash distributions for a quarter are declared and paid in the following calendar quarter. See “— Cash Distribution Policy” below for a discussion of our policy regarding distribution payments.
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

If cash distributions to our unitholders exceed $0.3375 per common unit and Series A subordinated unit in any quarter, our general partner will receive, in addition to distributions on its 2.0% general partner interest, incentive distributions in increasing percentages, up to 48.0%, of the cash we distribute in excess of that amount as follows:

	Total Quarterly Distributions per
	Common Unit and Series A	Marginal Percentage Interest in
	Subordinated Unit	Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$0.3375	98.0%	2.0%
First Target distribution	above $0.3375 up to $0.37125	85.0%	15.0%
Second Target distribution	above $0.37125 up to $0.50625	75.0%	25.0%
Thereafter	above $0.50625	50.0%	50.0%

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

        The following table details the distributions subsequent to our initial public offering (in millions, except per unit amounts):

		Distributions Paid
			Series A				Distributions
		Common	Subordinated	General Partner			per limited
Date Declared	Date Paid or To Be Paid	Units	Units	Incentive	2%	Total	partner unit
January 12, 2012 (1)	February 14, 2012	$21.2	$4.3	$0.2	$0.5	$26.2	$0.3575
October 11, 2011	November 14, 2011	$21.2	$4.3	$0.2	$0.5	$26.2	$0.3575
July 11, 2011	August 12, 2011	$20.4	$4.1	$0.1	$0.5	$25.1	$0.3450
April 11, 2011	May 13, 2011	$20.4	$4.1	$0.1	$0.5	$25.1	$0.3450
January 12, 2011	February 14, 2011	$10.9	$4.1	$0.1	$0.3	$15.4	$0.3450
October 12, 2010	November 12, 2010	$10.7	$4.0	$—	$0.3	$15.0	$0.3375
July 13, 2010	August 13, 2010 (2)	$6.7	$2.9	$—	$0.2	$9.8	$0.2114

(1)	Payable to unitholders of record on February 3, 2012, for the period October 1, 2011 through December 31, 2011.
(2)	Amount represents a quarterly distribution of $0.3375 per unit prorated from the May 5, 2010 closing date of the IPO through June 30, 2010.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the fourth quarter of fiscal 2011, and we do not have any announced or existing plans to repurchase any of our common units.

Item 6.	Selected Financial Data

The historical financial information below was derived from our audited consolidated financial statements, or those of our predecessor as further discussed below, as of December 31, 2011, 2010, 2009, 2008 and 2007 and for the years ended December 31, 2011 and 2010, the period from September 3, 2009 through December 31, 2009, the period from January 1, 2009 through September 2, 2009 and the years ended December 31, 2008 and 2007. Pro forma information for the year ended December 31, 2009 is unaudited. As a result of the push-down accounting requirements applied in conjunction with the PAA Ownership Transaction (see Note 1 to our consolidated financial statements), the financial information of PNG for periods preceding (designated as “Predecessor”) and succeeding (designated as “Successor”) the PAA Ownership Transaction have been prepared under two different cost bases of accounting. A vertical line separates financial information for periods preceding and succeeding the PAA Ownership Transaction to highlight the fact that such information was prepared under different bases of accounting. The selected financial data should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Predecessor		Successor		Pro Forma (1)	Successor	Successor

	Year Ended December 31, 2007	Year Ended December 31, 2008	January 1, 2009 through September 2, 2009	September 3, 2009 through December 31, 2009	Year Ended December 31, 2009 (Unaudited)	Year Ended December 31, 2010	Year Ended December 31, 2011
	(in thousands, except for per unit, working storage capacity and monthly operating metrics)
Statement of operations data:
Total revenues	$36,945	$49,177	$46,929	$25,251	$72,180	$100,287	$342,964
Storage related costs and natural gas sales	3,847	8,934	8,792	7,003	15,795	23,465	205,092
Operating costs (except those shown below)	3,947	4,059	4,820	3,257	8,077	7,242	11,621
Fuel expense	1,140	2,320	1,816	578	2,394	2,368	4,924
General and administrative expenses	3,755	3,874	3,562	4,083	8,885	15,965	22,566
Depreciation, depletion and amortization	4,520	6,245	8,054	3,578	11,341	14,119	33,714

Total costs and expenses	17,209	25,432	27,044	18,499	46,492	63,159	277,917

Operating income	19,736	23,745	19,885	6,752	25,688	37,128	65,047
Interest expense	(7,108)	(4,941)	(4,352)	(4,262)	(11,676)	(7,323)	(5,354)
Other income / (expense)	5,378	1,669	458	(2)	456	(18)	5
Income tax expense	—	(887)	(473)	—	(473)	—	—

Net income	$18,006	$19,586	$15,518	$2,488	$13,995	$29,787	$59,698

Calculation of Limited Partner Interest in
Net Income: (2)
Net income	n/a	n/a	n/a	n/a	n/a	$24,359	$59,698
Less general partner interest in net income	n/a	n/a	n/a	n/a	n/a	537	1,793

Limited partner interest in net income	n/a	n/a	n/a	n/a	n/a	$23,822	$57,905

Per unit data:
Basic net income per limited partner unit (2)	n/a	n/a	n/a	n/a	n/a	$0.54	$0.85
Diluted net income per limited partner unit (2)	n/a	n/a	n/a	n/a	n/a	$0.54	$0.85
Declared distribution per limited partner unit (3)	n/a	n/a	n/a	n/a	n/a	$0.89	$1.41

Balance sheet data (at end of period):
Total assets	$674,765	$811,436		$900,407		$998,728	$1,849,999
Long-term debt (4)	$352,713	$415,263		$450,523		$259,900	$453,508
Total debt	$355,163	$417,713		$450,523		$259,900	$521,500
Members’/partners’ capital	$294,717	$363,229		$432,744		$723,390	$1,285,626

Other financial data:
Adjusted EBITDA (5)(6)	$29,663	$31,001	$28,701	$12,165	$39,626	$53,857	$107,229
Distributable cash flow (5)	$22,156	$25,577	$23,965	$7,200	$26,863	$44,962	$99,914
Maintenance capital expenditures	—	$377	$384	$320	$704	$438	$798
Net cash provided by (used in) operating activities	$22,343	$21,818	$22,603	$15,265		$44,361	43,894
Net cash provided by (used in) investing activities	$(177,280)	$(118,890)	$(58,561)	$(9,656)		$(103,580)	$(810,274)
Net cash provided by (used in) financing activities	$145,743	$122,344	$23,636	$(22,813)		$56,441	$766,530

Operating data:
Net revenue margin (7)	$33,098	$40,243	$38,137	$18,248	$56,385	$76,452	$137,734
Other operating expenses / G&A / Other	(3,435)	(9,242)	(9,436)	(6,083)	(16,759)	(22,595)	(30,505)

Adjusted EBITDA	$29,663	$31,001	$28,701	$12,165	$39,626	$53,857	$107,229

Average working storage capacity (Bcf) (8)	26	27	36	40	38	47	71

Monthly Operating Metrics ($/Mcf)
Net revenue margin	$0.11	$0.12	$0.13	$0.11	$0.12	$0.14	$0.16
Operating expenses / G&A / Other	(0.01)	(0.03)	(0.03)	(0.03)	(0.03)	(0.04)	(0.04)

Adjusted EBITDA	$0.10	$0.09	$0.10	$0.08	$0.09	$0.10	$0.12

(1)

In September 2009, Plains All American Pipeline, L.P. became the sole owner of a predecessor of PNG by acquiring an additional 50% interest in that predecessor. Application of push-down accounting in conjunction with this transaction resulted in financial information for periods prior to and subsequent to this transaction being prepared under a different basis of accounting. For comparison purposes, the pro-forma presentation places the 2009 period on the same basis of accounting as the most recent period. The following items were impacted by the adjustment: General and administrative expenses, Depreciation, depletion, and amortization, and Interest expense. The net impact of the pro-forma adjustments was a $4.0 million decrease to Net income and Adjusted Net Income and a $1.2 million decrease in EBITDA and Adjusted EBITDA for the year ended December 31, 2009. These pro-forma adjustments are not attributable to the Partnership’s May 2010 initial public offering. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Reflective of general and limited partner interest in net income since closing of the Partnership’s initial public offering. See Note 4 to our consolidated financial statements.

(3)

Amount represents distributions per limited partner unit attributable to the fiscal period. Cash distributions for a fiscal quarter are declared and paid in the following calendar quarter. No distributions were declared for any periods prior to May 5, 2010, the closing of our initial public offering. Our series B subordinated units were not entitled to receive distributions for any of the periods presented. See Note 6 to our consolidated financial statements.

(4)

Excludes approximately $68.0 million of borrowings under our $450 million five-year senior unsecured credit agreement as of December 31, 2011. Such borrowings, which are related to a portion of our funded hedged natural gas inventory, have been designated as working capital borrowings and must be repaid within one year. See Note 5 to our consolidated financial statements.

(5)	For further discussion, please read, “Non-GAAP and Segment Financial Measures.”

(6)

The period from September 3, 2009 through December 31, 2009 includes total expenses of approximately $1 million associated with increased personnel costs, including added staffing, and accelerated audit and other costs related to our increased acquisition activities and our efforts to become a publicly traded entity as well as increased overhead allocations from PAA.

(7)	Net revenue margin equals total revenues less storage related costs, natural gas sales costs and mark-to-market of open derivative positions.

(8)	Calculated as the sum of total owned working gas storage capacity at the end of each month divided by the number of months in the period.

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

We define Adjusted EBITDA as earnings before interest expense, taxes, depreciation, depletion and amortization, equity compensation plan charges, gains and losses from derivative activities and applicable “selected items impacting comparability.”

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

The following table reconciles Non-GAAP and segment financial measures to the most directly comparable measures as reported in accordance with GAAP (in thousands):

	Predecessor			Successor	Pro Forma (1)	Successor	Successor
	Year Ended	Year Ended	January 1 -	September 3 -	Year Ended	Year Ended	Year Ended
	December	December	September 2,	December 31,	December	December	December
	31, 2007	31, 2008	2009	2009	31, 2009	31, 2010	31, 2011
Adjusted EBITDA reconciliation
Net income	$18,006	$19,586	$15,518	$2,488	$13,995	$29,787	$59,698
Income tax expense	—	887	473	—	473	—	—
Interest expense, net of amounts capitalized	7,108	4,941	4,352	4,262	11,676	7,323	5,354
Depreciation, depletion and amortization	4,520	6,245	8,054	3,578	11,341	14,119	33,714
Selected items impacting Adjusted EBITDA
Equity compensation expense	553	(110)	304	1,467	1,771	2,747	4,046
Acquisition related costs	—	—	—	—	—	251	4,055
Insurance deductible related to property damage incident	—	—	—	—	—	—	500
Mark-to-market on open derivative positions	(524)	(548)	—	370	370	(370)	(138)

Adjusted EBITDA	$29,663	$31,001	$28,701	$12,165	$39,626	$53,857	$107,229

Distributable cash flow reconciliation
Net income	$18,006	$19,586	$15,518	$2,488	$13,995	$29,787	$59,698
Depreciation, depletion and amortization	4,520	6,245	8,054	3,578	11,341	14,119	33,714
Income tax expense	—	887	473	—	473	—	—
Acquisition related costs	—	—	—	—	—	251	4,055
Maintenance capital expenditures	—	(377)	(384)	(320)	(704)	(438)	(798)
Other non cash items:
Equity compensation expense, net of cash payments	154	(216)	304	1,084	1,388	1,613	3,383
Mark-to-market on open derivative positions	(524)	(548)	—	370	370	(370)	(138)

Distributable cash flow	$22,156	$25,577	$23,965	$7,200	$26,863	$44,962	$99,914

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

For periods prior to our initial public offering, the historical consolidated financial statements are those of PNGS, our predecessor. Through the contribution of all of the equity interest of PNGS to us in connection with the closing of our initial public offering on May 5, 2010, all of the assets, liabilities and operations of PNGS were contributed directly or indirectly by PAA to the Partnership. For further discussion regarding the Partnership’s initial public offering, please see Notes 1 and 6 to our consolidated financial statements.

As further discussed in Note 1 to our consolidated financial statements, PNGS became a wholly owned subsidiary of PAA on September 3, 2009 when PAA acquired an additional 50.0% interest in PNGS from Vulcan Capital (the “PAA Ownership Transaction”). Application of push-down accounting from PAA to PNGS resulted in a change in carrying value for certain assets and liabilities of PNGS.

Our discussion and analysis includes the following:

•	Executive Summary

•	Company Overview

•	Overview of Operating Results, Capital Investments and Significant Activities

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Results of Operations

•	Outlook

•	Liquidity and Capital Resources

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

As of December 31, 2011, we owned and operated three natural gas storage facilities located in Louisiana, Mississippi and Michigan that have an aggregate working gas storage capacity of approximately 76 Bcf and an aggregate peak injection and withdrawal capacity of 4.1 Bcf per day and 6.4 Bcf per day, respectively. Our Pine Prairie and Southern Pines facilities are recently constructed, high-deliverability salt cavern natural gas storage complexes located in Evangeline Parish, Louisiana and Greene County, Mississippi, respectively. Our Bluewater facility is a depleted reservoir natural gas storage complex located approximately 50 miles from Detroit in St. Clair County, Michigan. As of December 31, 2011, through these facilities, PNG had a total of seven operational salt storage caverns and two depleted reservoirs used for natural gas storage. Additionally, our dedicated commercial marketing group captures short-term market opportunities by utilizing a portion of our storage capacity for our own account and engaging in related commercial marketing activities.

Overview of Operating Results, Capital Investments and Significant Activities

Adjusted EBITDA for the year ended December 31, 2011 was $107.2 million, a 99% increase over Adjusted EBITDA of $53.9 million for the year ended December 31, 2010. This increase was primarily the result of the completion of the Southern Pines Acquisition on February 9, 2011, results of PNG Marketing, LLC (our commercial optimization company) and incremental revenues attributable to expansion of our Pine Prairie facility, including placing our fourth cavern into service during 2011, which provided an additional 10 Bcf of working gas capacity. See “— Results of Operations” for further discussion and analysis of our operating results. Excluding acquisitions, expansion capital expenditures for 2011 were approximately $88.5 million. Such expenditures were principally associated with the ongoing development of our Pine Prairie and Southern Pines facilities.

In February 2011, we completed the acquisition of SG Resources Mississippi, LLC (“SG Resources”) from SGR Holdings, L.L.C. for consideration of approximately $765 million (approximately $750 million, net of cash and other working capital acquired). The primary asset of SG Resources was the Southern Pines Energy Center (“Southern Pines”), a FERC-regulated, salt-cavern natural gas storage facility located in Greene County, Mississippi.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of the financial statements. Such estimates and assumptions may also affect the reported amounts of revenues and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from these estimates. The critical accounting estimates that we have identified are discussed below.

Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets. In accordance with FASB guidance regarding business combinations, with each acquisition, we allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. If the initial accounting for the business combination is incomplete when the combination occurs, an estimate will be recognized. Any subsequent adjustment to this estimate, if material, will be adjusted as if the amount was recognized when the combination occurred. We also expense the transaction costs as incurred in connection with each acquisition. In addition, we are required to recognize intangible assets separately from goodwill. Intangible assets with finite lives are amortized over their estimated useful lives as determined by management. Goodwill and intangible assets with indefinite lives are not amortized but instead are periodically assessed for impairment.

Impairment testing entails estimating future net cash flows relating to the asset, based on management’s estimate of market conditions including pricing, demand, competition, operating costs and other factors. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, contracts, and industry expertise involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired and, to the extent available, third-party assessments. Uncertainties associated with these estimates include assumptions regarding natural gas supply and demand, volatility and pricing of natural gas, economic obsolescence factors in the area and potential future sources of cash flow. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts. We perform our goodwill impairment test annually (as of June 30) and when events or changes in circumstances indicate that the carrying value may not be recoverable. We did not have any goodwill impairments in 2011, 2010 or 2009.

Property and Equipment and Depreciation Expense. We compute depreciation using the straight-line method based on estimated useful lives. We periodically evaluate the estimated useful lives of our property and equipment and most recently revised our estimates in September 2009. See Note 15 to our consolidated financial statements.

We also evaluate our property and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The impairment evaluation is highly dependent on the underlying assumptions of related cash flows. We consider the fair value estimate used to calculate impairment of property and equipment a critical accounting estimate. In determining the existence of an impairment in carrying value, we make a number of subjective assumptions as to:

•	whether there is an indication of impairment;

•	the grouping of assets;

•	the intention of “holding” versus “selling” an asset;

•	the forecast of undiscounted expected future cash flow over the asset’s estimated useful life; and

•	if an impairment exists, the fair value of the asset or asset group.

We did not have impairments of property and equipment in 2011, 2010 or 2009.

Accruals and Contingent Liabilities. We record accruals or liabilities including, but not limited to, insurance claims, asset retirement obligations, property taxes and potential legal claims. Accruals are made when our assessment indicates that it is probable that a liability has occurred and the amount of liability can be reasonably estimated. Such accruals may include estimates and are based on all known facts at the time and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory requirements for operating gas storage facilities, costs of medical care associated with worker’s compensation and employee health insurance claims, and the possibility of legal claims. Our estimates for contingent liability accruals are increased or decreased as additional information is obtained or resolution is achieved. Presently, there are no material accruals in these areas. Although the resolution of uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Equity Compensation Plan Expense Recognitions. We recognize compensation expense for outstanding equity compensation awards granted under our Long Term Incentive Plan and similar plans sponsored by PAA. Under generally accepted accounting principles, we are required to estimate the fair value of our outstanding equity awards and recognize that fair value as compensation expense over the applicable service period. For awards that contain a performance condition, the fair value of the award is recognized as compensation expense only if the attainment of the performance condition is considered probable. See Note 12 to our consolidated financial statements for further discussion of our equity compensation plans.

Valuation of Derivative Financial Instruments. We are required to measure derivatives at fair value pursuant to FASB guidance, the estimates of derivative gains or losses for a particular period are unrealized and will most likely not reflect the realized derivative gain or loss upon settlement of the derivative. We estimate the fair value of our derivatives with quoted prices, internal records and information received from third parties. For derivatives that are not exchange traded, the estimates we derive are based on indicative broker quotations that are further validated with market observable inputs. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that will impact us, see Note 2 to our consolidated financial statements.

Results of Operations

PAA Ownership Transaction and Basis of Presentation

The tables below summarize our results of operations for the periods indicated. Due to the change in accounting basis that occurred as a result of the PAA Ownership Transaction, combining results of operations for 2009 periods prior to and subsequent to the PAA Ownership Transaction for purposes of comparison to 2010 results, without making appropriate adjustments, may not necessarily facilitate a meaningful analysis and would be inconsistent with relevant accounting and financial reporting authoritative guidance applicable to similar circumstances. As a result, we have elected to present pro forma results of operations for the year ended December 31, 2009 which have been prepared as if the PAA Ownership Transaction had occurred on January 1, 2009. Additionally, we have presented historical financial information for the periods from January 1, 2010 to September 2, 2010 and September 3, 2010 to December 31, 2010 for purposes of comparison to the comparable historical financial information for the periods prior to and subsequent to the PAA Ownership Transaction in 2009.

The pro forma information is based on assumptions that we believe are reasonable under the circumstances and are intended for illustrative purposes only. While not necessarily indicative of the results of the actual or future operations that would have been achieved had the PAA Ownership Transaction occurred on January 1, 2009, we believe this information provides a more meaningful basis of comparison for purposes of discussion of current period results as information is presented on a comparable accounting basis for complete fiscal periods. Pro forma adjustments reflected in the pro forma results for year ended December 31, 2009 impacted general and administrative expenses, interest expense and depreciation, depletion and amortization. Revenues and expense categories, other than those previously noted, were not materially impacted by the change in basis and amounts on a pro forma basis for the 2009 period are the summation of activity for the applicable 2009 historical periods prior to and subsequent from the PAA Ownership Transaction. Further discussion of the nature of the pro forma adjustments made is included as a part of this analysis. No pro forma adjustments were made attributable to the Partnership’s May 2010 initial public offering.

Year ended December 31, 2011 and year ended December 31, 2010

The following table includes our operating results for years ended December 31, 2011 and 2010 (amounts in thousands, except for average working storage capacity and monthly operating metrics):

	Year Ended	Year Ended	Favorable/(Unfavorable) Variance(1)
	December 31,	December 31,	2011 - 2010
	2011	2010	$	%
Revenues
Firm storage services
Reservation fees	$127,770	$85,651	$42,119	49%
Cycling fees and fuel-in-kind	8,411	5,314	3,097	58%
Hub services	9,806	6,190	3,616	58%
Natural gas sales	193,031	—	193,031
Other	3,946	3,132	814	26%

Total revenue	342,964	100,287	242,677	242%

Storage related costs	(21,684)	(23,465)	1,781	8%
Natural gas sales costs	(183,408)	—	(183,408)
Other operating costs (except those shown below)	(11,621)	(7,242)	(4,379)	(60)%
Fuel expense	(4,924)	(2,368)	(2,556)	(108)%
General and administrative expenses	(22,566)	(15,965)	(6,601)	(41)%
Other income / (expense)	5	(18)
Equity compensation expense	4,046	2,747
Acquisition related costs	4,055	251
Insurance deductible related to property damage	500	—
Mark-to-market of open derivative positions	(138)	(370)

Adjusted EBITDA	$107,229	$53,857	$53,372	99%

Reconciliation to net income
Adjusted EBITDA	$107,229	$53,857	$53,372	99%
Depreciation, depletion and amortization	(33,714)	(14,119)	(19,595)	(139)%
Interest expense, net of capitalized interest	(5,354)	(7,323)	1,969	27%
Income tax expense	—	—
Equity compensation expense	(4,046)	(2,747)
Acquisition related costs	(4,055)	(251)
Insurance deductible related to property damage	(500)	—
Mark-to-market of open derivative positions	138	370

Net income	$59,698	$29,787	$29,911	100%

Operating Data:
Net revenue margin (2)	$137,734	$76,452	$61,282	80%
Other operating expenses / G&A / Other	(30,505)	(22,595)	(7,910)	(35)%

Adjusted EBITDA	$107,229	$53,857	$53,372	99%

Average working storage capacity (Bcf)	71	47	24	51%

Monthly Operating Metrics ($/Mcf)
Net revenue margin	$0.16	$0.14	$0.02	14%
Operating expenses / G&A / Other	(0.04)	(0.04)	—	—

Adjusted EBITDA	$0.12	$0.10	$0.02	20%

(1)	Certain variance amounts and/or percentages were intentionally omitted.
(2)	Net revenue margin equals total revenues less storage related costs, natural gas sales costs and mark-to-market of open derivative positions.

Revenues and Related Costs. As noted in the table above, our total revenue and related costs increased during the year ended December 31, 2011 (the “2011 period”) when compared to the year ended December 31, 2010 (the “2010 period”). The primary reasons for such increase are the completion of the Southern Pines Acquisition on February 9, 2011, results of PNG Marketing, incremental revenues attributable to the expansion of our working gas capacity at the Pine Prairie facility by approximately 8 Bcf and 10 Bcf during 2011 and 2010, respectively, and additional leasing of capacity or third party transportation assets impacting the 2011 period relative to the 2010 period. These and other significant variances related to these periods are discussed in more detail below:

•

Firm storage reservation fees — Firm storage reservation fee revenues increased in the 2011 period as compared to the 2010 period, primarily due to the completion of the Southern Pines Acquisition and incremental revenues attributable to the expansion of our working gas capacity at the Pine Prairie facility that reflect the benefit of a full year contribution from the 10 Bcf of working gas capacity placed in service during the second quarter of 2010 and a partial year contribution from the 8 Bcf of working gas capacity placed in service during the second quarter of 2011.

•

Firm storage cycling fees and fuel-in-kind — Firm storage cycling fees and fuel-in-kind revenues increased in the 2011 period as compared to the 2010 period primarily due to the increase in working gas capacity in-service from 2010 to 2011 as a result of the completion of the Southern Pines Acquisition.

•

Hub services — Hub services increased in the 2011 period as compared to the 2010 period. Our hub services activities are generally short-term in nature and their timing is influenced by weather, operating disruptions, import activities and other conditions that result in temporary disruptions in supply and demand. The increase in hub services revenues in the 2011 period as compared to the 2010 period is primarily due to the increase in working gas capacity in-service from 2010 to 2011 as a result of the Southern Pines Acquisition and our Pine Prairie expansion efforts along with additional usage of capacity leased from third party transportation assets.

•	Natural gas sales — Natural gas sales of approximately $193.0 million during the 2011 period relate to revenues from sales of natural gas by PNG Marketing.

•

Other — Other revenues increased in the 2011 period as compared to the 2010 period primarily due to the receipt of a fixed monthly access fee from Plains Gas Solutions, LLC (formerly known as CDM Max, LLC), an affiliate of PAA, relating to a natural gas services agreement entered into during 2011.

•

Storage related costs — Storage related costs decreased in the 2011 period as compared to the 2010 period. The decrease was primarily the result of a decrease in the amount of leased storage and a reduction in costs incurred to manage our storage capacity. This decrease was partially offset by an increase in leased transportation assets in the 2011 period as compared to the 2010 period.

•	Natural gas sales costs — Natural gas sales costs of approximately $183.4 million during the 2011 period reflect the cost of natural gas sold by PNG Marketing.

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

•

Fuel expense — Fuel expense increased in the 2011 period as compared to the 2010 period primarily due to the increase in in-service working gas capacity in 2011 as compared to 2010 as a result of the Southern Pines Acquisition and expansion efforts at our Pine Prairie facility.

•

General and administrative expenses — General and administrative expenses increased in the 2011 period as compared to the 2010 period. The increase primarily resulted from the continued expansion of our business and growth in personnel costs, including equity compensation expense and the operation of our commercial optimization group for a full year in 2011, along with additional administrative costs associated with being a public company for a full year in 2011. Additionally, during the 2011 period we recognized approximately $2.7 million of equity compensation expense associated with awards granted by PAA compared to approximately $1.5 million in the 2010 period. Although we will not bear the economic burden of these awards, we benefit from the services underlying these awards. The 2011 period also includes approximately $4.1 million of acquisition and integration costs incurred in conjunction with the Southern Pines Acquisition. The 2010 period includes non-recurring costs of approximately $2.4 million associated with acquisition evaluation expenses, the start-up of our commercial optimization group and general and administrative expenses associated with our initial public offering efforts.

•

Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the 2011 period as compared to the 2010 period. The increase resulted primarily from an increased amount of depreciable assets resulting from the Southern Pines acquisition and our internal growth projects, including the additional 10 Bcf and 11 Bcf of storage capacity placed into service at our Pine Prairie facility in April 2011 and April 2010, respectively. Additionally, amortization of intangible assets acquired in conjunction with the Southern Pines Acquisition was approximately $14.7 million during the 2011 period.

•

Interest expense, net of capitalized interest — Interest expense, net of capitalized interest, decreased in the 2011 period when compared to the 2010 period. Interest expense, on a gross basis, increased to approximately $16.3 million in the 2011 period as compared to approximately $14.9 million in the 2010 period. The increase principally resulted from an increase in average outstanding debt balances in the 2011 period as compared to the 2010 period and was partially offset by a decrease in average interest rates in the 2011 period as compared to 2010 period. Capitalized interest was approximately $10.9 million and $7.6 million in the 2011 and 2010 periods, respectively. Capitalized interest increased primarily due to an increase in assets not yet in service as a result of the Southern Pines Acquisition.

Year ended December 31, 2010 and pro forma year ended December 31, 2009

The following table includes our operating results for the year ended December 31, 2010, the period from January 1, 2009 through September 2, 2009 and the period from September 3, 2009 to December 31, 2009 on a historical basis and for the year ended December 31, 2009 on a pro forma basis (amounts in thousands, except for average working storage capacity and monthly operating metrics). Information designated as “Predecessor” and “Successor” relate to the accounting periods preceding and succeeding the PAA Ownership Transaction. The Predecessor and Successor periods have been separated by a vertical line on the following table to highlight the fact that the financial information for such periods has been prepared under a different basis of accounting.

					Favorable/(Unfavorable)
	Successor	Pro Forma	Successor	Predecessor	Variance(1)
			September	January 1,
	Year	Year	3, 2009	2009
	Ended	Ended	through	through
	December	December	December	September	2010 - 2009 Pro forma
	31, 2010	31, 2009	31, 2009	2, 2009	$	%
Revenues
Firm storage services
Reservation fees	$85,651	$62,535	$22,919	$39,616	$23,116	37%
Cycling fees and fuel-in-kind	5,314	4,086	1,053	3,033	1,228	30%
Hub services	6,190	4,625	1,637	2,988	1,565	34%
Other	3,132	934	(358)	1,292	2,198	235%

Total revenue	100,287	72,180	25,251	46,929	28,107	39%
Storage related costs	(23,465)	(15,795)	(7,003)	(8,792)	(7,670)	(49)%
Other operating costs (except those shown below)	(7,242)	(8,077)	(3,257)	(4,820)	835	10%
Fuel expense	(2,368)	(2,394)	(578)	(1,816)	26	1%
General and administrative expenses	(15,965)	(8,885)	(4,083)	(3,562)	(7,080)	(80)%
Other income / (expense)	(18)	456	(2)	458	(474)	(104)%
Equity compensation expense	2,747	1,771	1,467	304
Acquisition related costs	251	—	—	—
Mark-to-market of open derivative positions	(370)	370	370	—

Adjusted EBITDA	$53,857	$39,626	$12,165	$28,701	$14,231	36%

Reconciliation to net income
Adjusted EBITDA	$53,857	$39,626	$12,165	$28,701	$14,231	36%
Depreciation, depletion and amortization	(14,119)	(11,341)	(3,578)	(8,054)	(2,778)	(24)%
Interest expense, net of capitalized interest	(7,323)	(11,676)	(4,262)	(4,352)	4,353	37%
Income tax expense	—	(473)	—	(473)
Equity compensation expense	(2,747)	(1,771)	(1,467)	(304)
Acquisition related costs	(251)	—	—	—
Mark-to-market of open derivative positions	370	(370)	(370)	—

Net income	$29,787	$13,995	$2,488	$15,518	$15,792	113%

Operating Data:
Net revenue margin (2)	$76,452	$56,755	$18,618	$38,137	$19,697	35%
Other operating expenses / G&A / Other	(22,595)	(17,129)	(6,453)	(9,436)	(5,466)	(32)%

Adjusted EBITDA	$53,857	$39,626	$12,165	$28,701	$14,231	36%

Average working storage capacity (Bcf)	47	38	40	36	9	24%

Monthly Operating Metrics ($/Mcf)
Net revenue margin	$0.14	$0.12	$0.12	$0.13	$0.02	17%
Operating expenses / G&A / Other	(0.04)	(0.03)	(0.03)	(0.03)	(0.01)	(33)%

Adjusted EBITDA	$0.10	$0.09	$0.09	$0.10	$0.01	11%

(1)	Certain variance amounts and/or percentages were intentionally omitted.
(2)	Net revenue margin equals total revenues less storage related costs and mark-to-market of open derivative positions.

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

Revenues and Related Costs. As noted in the table above, our total revenue increased during the year ended December 31, 2010 (the “2010 period”) when compared to the year ended December 31, 2009 on a pro forma basis (the “2009 pro forma period”). The primary reason for such increase is the placement into service of an additional 8 Bcf and 10 Bcf of working gas storage capacity at our Pine Prairie facility during the second quarters of 2009 and 2010, respectively. Additionally, total revenues and storage related costs increased due to additional leasing of third party storage and transportation capacity in 2010. These and other significant variances related to these periods are discussed in more detail below:

•

Firm storage reservation fees — Firm storage reservation fee revenues increased for the 2010 period as compared to the 2009 pro forma period, primarily due to the placement into service of an additional 8 Bcf and 10 Bcf of working gas capacity at our Pine Prairie facility during the second quarters of 2009 and 2010, respectively, which resulted in approximately $20 million in incremental revenues generated by our Pine Prairie facility during the 2010 period. Revenues from firm storage reservation fees were also positively impacted by loan activities and additional revenue generating activities associated with increased amounts of leased storage and transportation capacity. See “— Storage related costs” below.

•

Firm storage cycling fees and fuel-in-kind — Firm storage cycling fees and fuel-in-kind revenues increased in the 2010 period as compared to the 2009 pro forma period. The increase was primarily driven by an increase in the period-over-period average natural gas price of approximately 10% in the 2010 period as compared to the 2009 pro forma period, which increased our fuel-in-kind revenues. Such increase was partially offset by a reduction in cycling volumes.

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

•

General and administrative expenses — General and administrative expenses increased in the 2010 period as compared to the 2009 pro forma period. The approximately $7.1 million increase resulted from the continued expansion of our business and growth in personnel costs, including equity compensation expense and the establishment of our commercial optimization group, along with additional administrative costs associated with being a public company. Increased costs in 2010 reflect approximately $2.4 million associated with acquisition evaluation expenses, the start-up of our commercial optimization group and internal general and administrative expenses associated with our initial public offering efforts. Additionally, the 2010 period includes approximately $1.5 million of equity compensation expense associated with awards granted by PAA to certain officers of PAA that will be settled in PNG common units owned by PAA upon vesting. Although the entire economic burden of these agreements will be borne solely by PAA, since these individuals also serve as officers of PNG and PNG benefits as a result of the services they provide, we are required to reflect the compensation expense associated with these awards in our financial statements.

•

Other income / (expense) — Other income / (expense) for the 2009 pro forma period was comprised primarily of interest income and ineffectiveness associated with an interest rate swap agreement. The reduction of other income / (expense) for the 2010 period was driven by the termination of the swap agreement in conjunction with the PAA Ownership Transaction and, following the PAA Ownership Transaction, a significant reduction in the amount of cash balances carried by us, which resulted in a decrease in interest income.

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

•

Income tax expense — As a partnership we are not subject to U.S. federal income taxes, rather, the tax effect of our operations is passed through to our partners and unitholders. Our income tax expense consists principally of state income taxes calculated on an apportionment basis. The income tax expense is lower in the 2010 period when compared to the 2009 pro forma period due to the combined impact of the expansion in our areas of operations outside of the applicable state, and ownership changes that resulted in our inclusion as a consolidated subsidiary of PAA.

Periods from January 1 to September 2, 2010 and 2009 and from September 3 to December 31, 2010 and 2009

The following table includes our operating results for the historical periods from January 1 to September 2, 2010 and 2009 and from September 3 to December 31, 2010 and 2009 (amounts in thousands, except for average working storage capacity and monthly operating metrics). Historical information for the periods from January 1 to September 2, 2010 and September 3 to December 31, 2010 is unaudited. Information designated as “Predecessor” and “Successor” relate to the accounting periods preceding and succeeding the PAA Ownership Transaction. The Predecessor and Successor periods have been separated by a vertical line on the following table to highlight the fact that the financial information for such periods has been prepared under a different basis of accounting.

	Successor			Predecessor	Favorable/(Unfavorable) Variance (1)
	September	January	September	January 1,
	3, 2010	1, 2010	3, 2009	2009	September through		January through
	through	through	through	through	December		September
	December	September	December	September	2010 to 2009		2010 to 2009
	31, 2010	2, 2010	31, 2009	2, 2009	$	%	$	%
Revenues
Firm storage services
Reservation fees	$30,994	$54,657	$22,919	$39,616	$8,075	35%	$15,041	38%
Cycling fees and fuel-in-kind	1,874	3,440	1,053	3,033	821	78%	407	13%
Hub services	2,792	3,398	1,637	2,988	1,155	71%	410	14%
Other	1,616	1,516	(358)	1,292	1,974	551%	224	17%

Total revenue	37,276	63,011	25,251	46,929	12,025	48%	16,082	34%

Storage related costs	(8,878)	(14,587)	(7,003)	(8,792)	(1,875)	(27)%	(5,795)	(66)%
Other operating costs (except those shown below)	(2,719)	(4,523)	(3,257)	(4,820)	538	17%	297	6%
Fuel expense	(961)	(1,407)	(578)	(1,816)	(383)	(66)%	409	23%
General and administrative expenses	(6,207)	(9,758)	(4,083)	(3,562)	(2,124)	(52)%	(6,196)	(174)%
Other income/(expense)	(7)	(11)	(2)	458	(5)	(250)%	(469)	(102)%
Equity compensation expense	1,937	810	1,467	304	470		506
Acquisition related costs	251	—	—	—	251
Mark-to-market of open derivative positions	—	(370)	370	—	(370)

Adjusted EBITDA	$20,692	$33,165	$12,165	$28,701	$8,527	70%	$4,464	16%

Reconciliation to net income
Adjusted EBITDA	$20,692	$33,165	$12,165	$28,701	$8,527	70%	$4,464	16%
Depreciation, depletion and amortization	(5,065)	(9,054)	(3,578)	(8,054)	(1,487)	(42)%	(1,000)	(12)%
Interest expense, net of capitalized interest	(1,028)	(6,295)	(4,262)	(4,352)	3,234	76%	(1,943)	(45)%
Income tax expense	—	—	—	(473)	—		473	100%
Equity compensation expense	(1,937)	(810)	(1,467)	(304)	(470)		(506)
Acquisition related costs	(251)	—	—	—	(251)
Mark-to-market of open derivative positions	—	370	(370)	—	370		370

Net income	$12,411	$17,376	$2,488	$15,518	$9,923	399%	$1,858	12%

Operating Data:
Net revenue margin (2)	$28,398	$48,054	$18,618	$38,137	$9,780	53%	$9,917	26%
Other operating expenses / G&A / Other	(7,706)	(14,889)	(6,453)	(9,436)	(1,253)	(19)%	(5,453)	(58)%

Adjusted EBITDA	$20,692	$33,165	$12,165	$28,701	$8,527	70%	$4,464	16%

Average working storage capacity (Bcf)	50	46	40	36	10	25%	10	28%
Monthly Operating Metrics ($/Mcf)
Net revenue margin	$0.14	$0.13	$0.12	$0.13	$0.02	17%	$—	—
Operating expenses / G&A / Other	(0.04)	(0.04)	(0.03)	(0.03)	(0.01)	(33)%	(0.01)	(33)%

Adjusted EBITDA	$0.10	$0.09	$0.09	$0.10	$0.01	11%	$(0.01)	(10)%

(1)	Certain variance amounts and/or percentages were intentionally omitted.
(2)	Net revenue margin equals total revenues less storage related costs and mark-to-market of open derivative positions.

Periods from January 1, 2010 to September 2, 2010 and January 1, 2009 to September 2, 2009

Revenues and Related Costs. As noted in the table above, our total revenue increased during the period from January 1, 2010 to September 2, 2010 (the “January to September 2010 period”) when compared to the period from January 1, 2009 to September 2, 2009 (the “January to September 2009 period”). The primary reason for such increase is the placement into service of an additional 8 Bcf and 10 Bcf of working gas storage capacity at our Pine Prairie facility during the second quarters of 2009 and 2010, respectively. Additionally, total revenues and storage related costs increased due to additional leasing of third party storage and transportation assets in 2010. These and other significant variances related to these periods are discussed in more detail below:

•

Firm storage reservation fees — Firm storage reservation fee revenues increased for the January to September 2010 period as compared to the January to September 2009 period, primarily due to the placement into service of an additional 8 Bcf and 10 Bcf of working gas capacity at our Pine Prairie facility during the second quarters of 2009 and 2010, respectively, which resulted in approximately $12 million in incremental revenues generated by our Pine Prairie facility during the 2010 period. Revenues from firm storage reservation fees were also positively impacted by loan activities and additional revenue generating activities associated with increased amounts of leased storage and transportation capacity. See “— Storage related costs” below.

•

Firm storage cycling fees and fuel-in-kind — Firm storage cycling fees and fuel-in-kind revenues increased in the January to September 2010 period as compared to the January to September 2009 period. The increase was primarily driven by an increase in the period-over-period average natural gas price of approximately 21% in the 2010 as compared to 2009, which increased our fuel-in-kind revenues. Such increase was partially offset by a slight reduction in cycling volumes.

•

Hub services — Hub services increased in the January to September 2010 period as compared to the January to September 2009 period. This increase primarily related to increased wheeling and balancing services as a result of utilizing leased transportation capacity during 2010 to augment the service capabilities of our owned assets. See “— Storage related costs” below. Our hub services activities are generally short-term in nature and their timing and extent of activity are influenced by weather, operating disruptions, import activities and other conditions that result in temporary disruptions in supply, demand and working gas capacity.

•

Other — Other revenue for each of the periods consists primarily of crude oil sales and activities associated with natural gas storage-related futures derivative positions. Crude oil sales increased in the January to September 2010 period as compared to the January to September 2009 period by approximately $0.6 million. The increase reflected higher average realized prices in 2010 as compared to 2009 combined with an increase in production in 2010. The 2010 increase in production was primarily due to our completion of a new well drilled as part of our ongoing liquids removal efforts at our Bluewater facility. The January to September 2010 period includes a loss of approximately $0.4 million associated with a natural gas storage related futures derivative position which was closed out during the second quarter of 2010 at a realized loss of approximately $0.8 million.

•

Storage related costs — Storage related costs increased in the January to September 2010 period as compared to the January to September 2009 period due to an increase in the amount of storage and transportation capacity leased from third parties. In addition, we experienced higher costs as a result of increased loan transactions in January to September 2010 period as compared to the January to September 2009 period. See “— Firm storage reservation fees” above.

Other Costs and Expenses. The significant variances are discussed further below:

•

Operating costs — Field operating costs decreased in the January to September 2010 period as compared to the January to September 2009 period. The decrease is primarily related to a decrease in property tax expense attributable to revisions of estimated property tax obligations.

•	Fuel expense — Fuel expense decreased in the January to September 2010 period as compared to the January to September 2009 period due to lower fuel volumes used.

•

General and administrative expenses — General and administrative expenses increased in the January to September 2010 period as compared to the January to September 2009 period. The increase resulted from the continued expansion of our business and growth in personnel costs, including equity compensation expense and the establishment of our commercial optimization group, along with additional administrative costs associated with being a public company. General and administrative expense for the 2010 period reflects approximately $2.4 million associated with acquisition evaluation expenses, the start-up of our commercial optimization group and internal general and administrative expenses associated with our initial public offering efforts. The January to September 2010 period also reflects an increase of approximately $1.2 million of additional personnel costs allocated to us from PAA as a result of an increase in services provided on our behalf compared to the January to September 2009 period.

•

Other income / (expense) — Other income / (expense) for the January to September 2009 period was comprised primarily of interest income and ineffectiveness associated with an interest rate swap agreement. The reduction of other income / (expense) for the January to September 2010 period when compared to the January to September 2009 period was driven by the termination of the swap agreement in conjunction with the PAA Ownership Transaction and, following the PAA Ownership Transaction, a significant reduction in the amount of cash balances carried by us, which resulted in a decrease in interest income.

•

Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the January to September 2010 period as compared to the January to September 2009 period. Depreciation and depletion increased by approximately $1.7 million, primarily as a result of an increased amount of depreciable assets resulting from our internal growth projects including the additional 8 Bcf and 10 Bcf of storage capacity placed into service in April 2009 and April 2010, respectively. Depreciation, depletion and amortization expense includes amortization of debt issue costs and intangibles of $1.4 million and $2.0 million in the January to September 2010 period and the January to September 2009 period, respectively.

•

Interest expense, net of capitalized interest — Interest expense, net of capitalized interest increased in the January to September 2010 period when compared to the January to September 2009 period. Interest expense, on a gross basis, decreased principally due to decreases in both average debt balances outstanding and average interest rates in the January to September 2010 period as compared to the January to September 2009 period. Capitalized interest was approximately $6.2 million and $10.2 million in the January to September 2010 period and the January to September 2009 period, respectively, with decreases in both average debt balances outstanding and average interest rates as well as an increase in in-service capacity at our Pine Prairie facility period over period.

•

Income tax expense — As a partnership we are not subject to U.S. federal income taxes, rather, the tax effect of our operations is passed through to our partners and now our unitholders. Our income tax expense consists principally of state income taxes calculated on an apportionment basis. Income tax expense is lower in the January to September 2010 period when compared to the January to September 2009 period due to the combined impact of the expansion in our areas of operations outside of the applicable state, and ownership changes that resulted in our inclusion as a consolidated subsidiary of PAA.

Periods from September 3, 2010 to December 31, 2010 and September 3, 2009 to December 31, 2009

Revenues and Related Costs. As noted in the table above, our total revenue increased during the period from September 3, 2010 to December 31, 2010 (the “September to December 2010 period”) when compared to the period from September 3, 2009 to December 31, 2009 (the “September to December 2009 period”). The primary reason for such increase is the placement into service of an additional 10 Bcf of working gas storage capacity at our Pine Prairie facility during the second quarter of 2010. Additionally, total revenues and storage related costs increased due to additional leasing of third party storage and transportation assets in 2010. These and other significant variances related to these periods are discussed in more detail below:

•

Firm storage reservation fees — Firm storage reservation fee revenues increased for the September to December 2010 period as compared to the September to December 2009 period, primarily due to the placement into service of an additional 10 Bcf of working gas capacity at our Pine Prairie facility during the second quarter of 2010 which resulted in approximately $8.2 million in incremental revenues generated by our Pine Prairie facility during the 2010 period. Revenues from firm storage reservation fees were also positively impacted by loan activities and additional revenue generating activities associated with increased amounts of leased storage and transportation capacity. See “— Storage related costs” below.

•

Firm storage cycling fees and fuel-in-kind — Firm storage cycling fees and fuel-in-kind revenues increased in the September to December 2010 period as compared to the September to December 2009 period. The increase was primarily driven by an increase in injection activity associated with the increase in in-service working gas capacity period over period along partially offset by a decrease in period-over-period average natural gas price of approximately 12% in the 2010 period as compared to the 2009 period which increased our fuel-in-kind and cycling fee revenues.

•

Hub services — Hub services increased in the September to December 2010 period as compared to the September to December 2009 period. This increase primarily related to increased wheeling and balancing services as a result of utilizing leased transportation capacity during the 2010 to augment the service capabilities of our owned assets. See “— Storage related costs” below. Our hub services activities are generally short-term in nature and their timing and extent of activity are influenced by weather, operating disruptions, import activities and other conditions that result in temporary disruptions in supply, demand and working gas capacity.

•

Other — Other revenue for each of the periods consists primarily of crude oil sales and activities associated with natural gas storage-related futures derivative positions. Crude oil sales increased in the September to December 2010 period as compared to the September to December 2009 period by approximately $1.0 million. The increase is due to an increase in production as a result of our completion of a new well drilled as part of our ongoing liquids removal efforts at our Bluewater facility. Prior to the completion of this well our ability to produce oil was generally limited to the first and second quarters of each year. The September to December 2009 period each include a loss of approximately $0.4 million associated with a natural gas storage-related futures derivative position which was closed out during the second quarter of 2010 at a realized loss of approximately $0.8 million. The September to December 2010 period also reflects a gain of approximately $0.6 million associated with sales of excess fuel inventory and natural gas acquired for operational purposes in the fourth quarter of 2010.

•

Storage related costs — Storage related costs increased in the September to December 2010 period as compared to the September to December 2009 due to an increase in the amount of storage and transportation capacity leased from third parties. In addition, we experienced higher costs as a result of increased loan transactions in September to December 2010 as compared to the September to December 2009 period. Further, during the 2010 period we released a portion of our leased transportation capacity to third parties through August 2011. The 2010 period reflects a loss of approximately $0.4 million representing the portion of the reservation charges that we did not anticipate recovering over the remaining period of the capacity release. See “— Firm storage reservation fees” above.

Other Costs and Expenses. The significant variances are discussed further below:

•

Operating costs — Field operating costs decreased in the September to December 2010 period as compared to the September to December 2009 period. The decrease is primarily related to a decrease in property tax expense attributable to revisions of estimated property tax obligations.

•

Fuel expense — Fuel expense increased in the September to December 2010 period as compared to the September to December 2009 period. An increase in fuel volumes used was partially offset by lower average fuel prices.

•

General and administrative expenses — General and administrative expenses increased in the September to December 2010 period as compared to the September to December 2009 period. The increase resulted from the continued expansion of our business and growth in personnel costs, including equity compensation expense and the establishment of our commercial optimization group, along with additional administrative costs associated with being a public company. Additionally, during the September to December 2010 period we recognized approximately $1.5 million of equity compensation expense associated with awards granted by PAA to certain officers of PAA which will be settled in PNG common units owned by PAA upon vesting. Although the entire economic burden of these agreements will be borne solely by PAA, since these individuals also serve as officers of PNG and PNG benefits as a result of the services they provide, we are required to reflect the compensation expense associated with these awards in our financial statements.

•

Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the September to December 2010 period as compared to the September to December 2009 period. Depreciation and depletion increased by approximately $1.2 million, primarily as a result of an increased amount of depreciable assets resulting from our internal growth projects including the additional 8 Bcf and 10 Bcf of storage capacity placed into service in April 2009 and April 2010, respectively. Depreciation, depletion and amortization expense includes amortization of debt issue costs and intangibles of $0.9 million and $0.6 million in the September to December 2010 period and the September to December 2009 period, respectively.

•

Interest expense, net of capitalized interest — Interest expense decreased in the September to December 2010 period when compared to the September to December 2009 period. The decrease principally resulted from decreases in both average debt balances outstanding and average interest rates in the September to December 2010 period as compared to the September to December 2009 period. Capitalized interest was approximately $1.4 million and $5.4 million in the September to December 2010 period and the September to December 2009 period, respectively, with decreases in both average debt balances outstanding and average interest rates as well as an increase in in-service capacity at our Pine Prairie facility period over period.

Outlook

Following a multi-year period of favorable market conditions for natural gas storage providers, overall market conditions for both hub services and firm storage services began to deteriorate in 2010 and remained soft throughout 2011. Factors we believe contributed to this deterioration include reduced spread and basis differentials and associated volatility, which we believe were impacted by a combination of factors, including weather patterns, shale gas production and pipeline infrastructure additions. Market conditions remained challenging throughout 2011 with seasonal spreads, as reflected by the October 2011 to January 2012 NYMEX spread, ranging from $0.37-$0.82.

We believe certain of the supply and demand factors contributing to the weakness are self-correcting over time and that the long-term demand for storage is positive. Additionally, we believe our asset base, contract profile, financial position and low risk, economically attractive expansion projects will enable us to maintain our cash flows for the next several years even if such conditions persist. We also believe we are reasonably well positioned to pursue and consummate additional acquisitions.

However, if weak gas storage market conditions persist or worsen, in addition to adversely affecting hub services activities, they may adversely impact the lease rates our customers are willing to pay for firm storage services with respect to new capacity under construction as well as renewals of existing capacity upon expirations of existing term leases. Accordingly, although a significant portion of our existing capacity is underpinned by multi-year firm storage contracts, we can provide no assurance that our operating and financial results will not be adversely impacted by adverse overall market conditions. In addition, we can provide no assurances that our acquisition and organic growth efforts will be successful.

Liquidity and Capital Resources

Overview

Our primary cash requirements include, but are not limited to (i) ordinary course of business uses, such as the payment of amounts related to storage costs incurred, natural gas purchases and other operating and general and administrative expenses, interest payments on our outstanding debt and distributions to our owners, (ii) maintenance and expansion capital expenditures, including purchases of base gas, (iii) acquisitions of assets or businesses and (iv) repayment of principal on our long-term debt. We generally expect to fund our short-term cash requirements through our primary sources of liquidity, which consist of our cash flow generated from operations as well as borrowings under our credit agreement. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions, through a variety of sources (either separately or in combination), which may include operating cash flows, borrowings under our credit facilities, and/or proceeds from the issuance of additional equity or debt securities.

During 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Although the Dodd-Frank Act includes provisions regarding the use of financial instruments, and the scope and applicability of these provisions as implemented may continue to develop, our current assessment is that the direct effects of the Dodd-Frank Act on PNG will be limited to additional documentation and record-keeping requirements We cannot, however, predict the effect the Dodd-Frank Act may have on the futures and capital markets, which may affect the depth and quality of our counterparties and lenders and, as a result, our liquidity and access to capital.

Credit Agreement

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

At December 31, 2011, borrowings of approximately $321.5 million were outstanding under our new credit agreement, which includes approximately $121.5 million under the revolving credit facility. Additionally, we had approximately $3.0 million of outstanding letters of credit under our revolving credit facility. As of December 31, 2011, we were in compliance with the covenants, including the financial ratios, contained in our new credit agreement. Based on the most restrictive covenant, at December 31, 2011 our incremental borrowing ability under our credit agreement was limited to approximately $125.5 million. Notably, the restriction on debt incurrence does not limit our ability to incur hedged inventory debt. Also, the formula for determining EBITDA in the context of the financial ratios allows for inclusion of pro forma EBITDA arising from certain capital investments, including for acquisitions and certain capital expenditures related to our Pine Prairie and Southern Pines expansions. We believe our credit facility and available debt capacity is adequate to fund our current capital program.

PAA Financial Support

PAA may elect, but is not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate PAA’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between PAA and us as fair to our unitholders. As further defined in our partnership agreement, potential PAA financial support can include, but is not limited to, our issuance of common units to PAA, our borrowing of funds from PAA or guaranties or trade credit support to support the ongoing operations of us or our subsidiaries. We have no obligation to seek financing or support from PAA or to accept such financing or support if offered to us. In connection with the purchase of natural gas by our dedicated commercial marketing group, approximately $31 million of parental guarantees issued by PAA on behalf of PNG Marketing were outstanding as of December 31, 2011 (see Note 11 to our consolidated financial statements for further discussion).

Sources of Liquidity

Our current sources of liquidity include:

•	cash generated from operations;

•	borrowings under our credit agreement;

•	issuances of additional partnership units; and

•	debt offerings.

We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, and quarterly cash distributions to unitholders.

We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.0 billion of debt or equity securities (“Traditional Shelf”). We have not issued any securities under the Traditional Shelf.

To maintain our targeted credit profile, we generally intend to fund approximately 60% of the capital required for future expansion projects with equity and cash flow in excess of distributions.

For a discussion of the impact that the price of natural gas might have on our operations and liquidity and capital resources, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Working Capital

Working capital, defined as the amount by which current assets exceed current liabilities, is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven primarily by changes in accounts receivable and accounts payable, natural gas inventory balances and short-term debt. These changes are primarily affected by factors such as credit extended to, and the timing of collections from, our customers and our level of spending for maintenance and expansion activity. As of December 31, 2011 we had a working capital deficit of approximately $16.2 million.

Historical Cash Flow Information

The following table reflects cash flows for the applicable periods (in thousands):

	Successor			Predecessor
			September 3,	January 1,
	Year Ended	Year Ended	2009 through	2009 through
	December 31,	December 31,	December 31,	September 2,
	2011	2010	2009	2009
Net cash provided by (used in):
Operating activities	$43,894	$44,361	$15,265	$22,603
Investing activities	(810,274)	(103,580)	(9,656)	(58,561)
Financing activities	766,530	56,441	(22,813)	23,636

Net increase/(decrease) in cash	$150	$(2,778)	$(17,204)	$(12,322)

Adjusted EBITDA	$107,229	$53,857	$12,165	$28,701

Operating Activities. The primary drivers of cash flow from our operations are (i) the collection of amounts related to the storage and sales of natural gas, and (ii) the payment of amounts related to purchases of natural gas and expenses, principally storage and transportation related costs, field operating costs and general and administrative expenses. Cash provided by operating activities is significantly impacted in periods where we are increasing or decreasing the amount of inventory in storage. In the month that we pay for stored natural gas, we borrow under our credit facility to pay for the natural gas, which negatively impacts our operating cash flow. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored natural gas. During 2011 our cash generated from our recurring operations increased over 2010, however, we increased the amount of inventory that was funded under our credit facility resulting in a negative impact to our cash flow from operations.

Investing Activities. Our investing activities for each of the periods listed above primarily relate to the continued expansion of our Pine Prairie and Southern Pines facilities and the acquisition of the related base gas required to operate the facilities. The 2011 period includes the Southern Pines Acquisition.

Financing Activities. Our financing activities for each of the periods listed above primarily relate to the funding of the investing activities discussed above along with the funding of purchases of hedged natural gas inventory. To fund these expenditures we made borrowings under our available credit facilities and received capital contributions from our equity owners. To fund the Southern Pines Acquisition, we issued an additional 27.6 million common units for total proceeds of approximately $600 million, including PAA’s proportionate general partner contribution, and borrowed approximately $200 million from PAA.

Acquisitions, Capital Expenditures and Distributions to our Unitholders and General Partner

In addition to operating activities discussed above, we also use cash for our acquisition activities, purchases of natural gas inventory, internal growth projects and distributions paid to our unitholders and general partner. We have made and will continue to make capital expenditures for acquisitions, expansion capital and maintenance capital. Historically, we have financed these expenditures primarily with cash generated by operations and the financing activities discussed above.

Acquisitions. In February 2011, we completed the Southern Pines Acquisition for total consideration of approximately $765 million (approximately $750 million, net of cash and other working capital acquired).

Capital Expenditures. We currently forecast capital expansion expenditures for 2012 of approximately $54 million to $60 million (including capitalized interest), primarily related to the ongoing expansion of our Pine Prairie and Southern Pines facilities and the related base gas required to operate the facilities. We expect to fund our capital expenditures with cash generated from operations and borrowings under our credit agreement. Additionally, we are forecasting approximately $0.6 million of maintenance capital expenditures in 2012.

Distributions to Unitholders and General Partner. We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On February 14, 2012, we paid a quarterly distribution of $0.3575 per unit on our common units and Series A subordinated units.

Contingencies

For a discussion of contingencies that may impact us, see Note 13 to our consolidated financial statements.

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

	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt, interest and fees(1)	499.5	15.2	15.2	206.0	4.8	258.3	—
Short-term borrowings	68.0	68.0	—	—	—	—	—
Storage / transportation agreements and leases	27.2	14.0	6.6	4.5	2.0	—	0.1
Purchase obligations(2)	25.4	10.0	1.9	1.9	1.8	1.9	7.9
Other long-term liabilities	0.6	0.4	0.1	0.1	—	—	—

Subtotal	620.7	107.6	23.8	212.5	8.6	260.2	8.0
Natural gas purchases(3)	74.6	74.6	—	—	—	—	—

Total	695.3	182.2	23.8	212.5	8.6	260.2	8.0

(1)	Includes interest payments and commitment fees on our senior unsecured credit agreement and note payable to PAA.
(2)	Primarily includes amounts related to utility contracts and capital expansion activities.
(3)

Amounts are based on estimated volumes and market prices based on committed obligations as of December 31, 2011. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit and Parental Guarantees. Our $450 million senior unsecured credit agreement provides us with the ability to issue letters of credit. In connection with our use of certain leased storage and transportation assets and the purchase of natural gas by our dedicated commercial marketing group, we have periodically provided certain suppliers and counterparties with irrevocable standby letters of credit to secure our obligations for such purchases. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our consolidated balance sheet in the month the services are provided or when we take delivery of the natural gas purchased. In certain instances, parental guarantees have been provided by PAA in lieu of letters of credit. As of December 31, 2011, we had approximately $3 million of outstanding letters of credit under our credit agreement. Additionally, approximately $31 million of parental guarantees issued by PAA on behalf of PNG Marketing were outstanding as of December 31, 2011.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We use derivative instruments to manage our exposure to fluctuations in (i) natural gas prices associated with natural gas purchases and sales, crude oil prices associated with sales of crude oil produced from our Bluewater facility and (ii) interest rates. Our policy is to use derivative instruments only for risk management purposes. Our risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring NYMEX, IntercontinentalExchange (“ICE”) and over-the-counter positions, as well as physical volumes, locations, delivery schedules and storage capacity. We have a risk management function that has direct responsibility and authority for our risk policies, related controls around commercial activities and procedures and certain aspects of corporate risk management. Our risk management function also approves all new risk management strategies through a formal process. The following discussion addresses each category of risk.

Commodity Price Risk

Storage Activities. We do not take title to the natural gas that we store for our customers and, accordingly, are not exposed to commodity price fluctuations on the gas that is stored in our facilities by our customers. Except for the base gas we purchase and use in our facilities, which we consider to be a long-term asset, and volume and pricing variations related to small volumes of fuel-in-kind natural gas that we are entitled to retain from our customers as compensation for our fuel costs, our current business model is designed to minimize our exposure to fluctuations in the outright price of natural gas. As a result, absent other market factors that could adversely impact our operations, changes in the outright price of natural gas are not anticipated to materially impact our operations.

With respect to base gas, we typically use derivative instruments to hedge all or some portion of our anticipated base gas purchases. We also use derivative instruments to hedge the sale of all or some portion of our fuel-in-kind volumes in excess of actual volumes needed for our facilities. We may also purchase fuel in excess of our fuel-in-kind volumes to the extent such volumes are needed to operate our facilities.

Commercial Activities. Our dedicated commercial marketing group captures short-term market opportunities by utilizing a portion of our storage capacity for our own account and engaging in related commercial marketing activities. We conduct these commercial activities within pre-defined risk parameters, and our general policy is (i) to purchase natural gas only in situations where we have a market for such gas, (ii) to utilize physical natural gas inventory and financial derivatives to manage and optimize seasonal and spread risks inherent in our operations and commercial management activities and to structure our transactions so that price fluctuations will not have a material adverse impact on our cash flow, and (iii) not to acquire or hold natural gas, futures contracts or other derivative products for the purpose of speculating on outright commodity price changes.

Revenues generated from these activities are subject to commodity price risk, which has been volatile and unpredictable in the past. While we expect this volatility to continue in the future, we consider our exposure to commodity price risk not to be material as our risk procedures require that we maintain a balanced position as noted above.

Crude Oil Sales. We generate revenue through the sale of crude oil and natural gas liquids incrementally produced from our Bluewater facility and, accordingly, are exposed to commodity price fluctuations on the volumes of crude oil and liquids produced and sold from our Bluewater facility. We use derivative instruments to hedge the sale of a portion of our crude oil production.

The fair value of our outstanding natural gas commodity derivatives as of December 31, 2011 was a net asset of approximately $16.1 million. A 10% decrease in natural gas prices would result in a net asset of approximately $20.3 million. A 10% increase in commodity prices would result in a net asset of approximately $11.9 million.

The fair value of our outstanding crude oil commodity derivatives as of December 31, 2011 was a net liability of approximately $0.3 million. A 10% increase or decrease in crude oil prices would not materially impact our financial statements.

Interest Rate Risk

Our $450 million five-year senior unsecured credit agreement bears interest based on a Eurodollar or Base Rate (as defined in the credit agreement) at our election, plus an applicable margin, which exposes us to risk associated with changes in market interest rates. We have entered into three interest rate swap agreements with an aggregate notional value of $100 million to fix the interest rate on a portion of the debt outstanding under our credit agreement.

The fair value of our outstanding interest rate swap agreements as of December 31, 2011 was a net liability of approximately $0.4 million. A 10% decrease in the forward LIBOR curve would result in a net liability of approximately $0.6 million. A 10% increase in the forward LIBOR curve would result in a net liability of approximately $0.2 million. The change in fair value of our interest rate swaps due to interest rate changes will be offset by higher or lower interest expense on our credit facility.

Item 8.	Financial Statements and Supplementary Data

See “Index to the Consolidated Financial Statements” on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain written “disclosure controls and procedures,” which we refer to as our “DCP.” Our DCP is designed to ensure that (1) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

Applicable SEC rules require an evaluation of the effectiveness of the design and operation of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our DCP as of the end of the period covered by this report. Based on this review, our Chief Executive Officer and Chief Financial Officer have found our DCP to be effective in providing reasonable assurance of the timely recording, processing, summarization and reporting of information, and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosure.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 and have found our process to be effective. See “Management’s Report on Internal Control Over Financial Reporting” on page F-2.

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

There was no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 that has not previously been reported.

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

We are majority owned and controlled by PAA and our assets, liabilities and results of operations are consolidated in PAA’s financial statements. During 2011, our contribution to adjusted EBITDA represented less than 7% of PAA’s consolidated adjusted EBITDA. The officers of our general partner are employed by PAA’s general partner and manage the day-to-day affairs of our business. Certain of our officers devote substantially all of their time to managing our business, while other officers have responsibilities for both us and PAA and devote the majority of their time to PAA’s other business activities. We also utilize a significant number of employees of PAA’s general partner to operate our business and provide us with general and administrative services.

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

Board Leadership Structure and Role in Risk Oversight

The board has no policy with respect to the separation of the offices of chairman and CEO. Currently, both positions are held by the CEO of PAA, the indirect general partner and majority equity holder in us. We do not have a lead independent director. Directors of our general partner are designated or elected by its sole member, PAA. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject only to any specific unitholder rights contained in our partnership agreement. PAA has determined that the combined offices of Chairman and CEO represent an efficient and effective arrangement and that our leadership structure is appropriate in light of our ownership structure.

The management of enterprise-level risk (ELR) may be defined as the process of identification, management and monitoring of events that present opportunities and risks with respect to creation of value for our unitholders. The board has delegated to management the primary responsibility for ELR management, while the board has retained responsibility for oversight of management in that regard. Management provides an ELR assessment to the Board at least once every year.

Non-Management Executive Sessions and Shareholder Communications

NYSE listing standards require regular executive sessions of the non-management directors of a listed company, and an executive session for independent directors at least once a year. Under the NYSE definition, only the members of our audit committee qualify as “non-management” as well as “independent.” Accordingly, our audit committee routinely holds discussions with no other directors or members of management present. These sessions are led by Mr. Burk, chairman of the audit committee. The board also routinely holds executive sessions that exclude those directors and officers who devote substantially all of their time to managing our business. Our non-management directors and those directors who are also officers, but who devote the majority of their time to PAA’s other business activities, attend these sessions.

Interested parties can communicate directly with non-management directors by mail in care of the Vice President—Legal and Business Development or in care of the Vice President of Internal Audit at PAA Natural Gas Storage, L.P., 333 Clay Street, Suite 1500, Houston, Texas 77002. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.

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

Bobby S. Shackouls, a member of our audit committee, has no relationship with us or our general partner, other than as a director.

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

Other Committees

Applicable NYSE listing standards do not require that we or our general partner have a compensation or nominating committee. Our general partner’s board of directors performs the functions of a compensation committee and administers our Long Term Incentive Plan and other equity and executive compensation plans. The board of directors has the sole authority to retain any compensation consultants to be used to assist the board, but did not retain any consultants in 2011. Similarly, the board of directors has not delegated any of its authority to subcommittees. The board of directors has delegated limited authority to the CEO to administer our Long-Term Incentive Plan with respect to employees other than executive officers.

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

Meetings and Other Information

During the last fiscal year, our board of directors had five meetings and our audit committee had eight meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the SEC.

Victor Burk, Chairman

Bobby S. Shackouls

Arthur L. Smith

Directors, Executive Officers and Other Officers of Our General Partner

The following table sets forth certain information with respect to the executive officers, directors, and certain other officers of our general partner. Directors are appointed for a term of one year and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the board. There are no family relationships among any of our directors or executive officers. Some of our directors and executive officers also serve as directors or executive officers of PAA.

Name	Age (as of 12/31/2011)	Position with Our General Partner
Greg L. Armstrong*	53	Chairman of the Board, Chief Executive Officer and Director
Harry N. Pefanis*	54	Vice Chairman and Director
Dean Liollio*	53	President and Director
Al Swanson*	47	Executive Vice President, Chief Financial Officer and Director
Benjamin J. Reese	55	Senior Vice President — Commercial
Todd Brown	46	Vice President — Optimization
Richard K. McGee*	50	Vice President — Legal and Business Development and Secretary
Dan Noack	41	Vice President — Operations
Donald C. O’Shea*	41	Controller and Chief Accounting Officer
Victor Burk	62	Director and Member of Audit Committee**
Bobby S. Shackouls	61	Director and Member of Audit Committee
Arthur L. Smith	59	Director and Member of Audit Committee

*	Indicates an “executive officer” for purposes of Item 401(b) of Regulation S-K.
**	Indicates chairman of committee.

Greg L. Armstrong has served as Chairman of the Board, Chief Executive Officer and Director of our general partner since January 2010 and as Chairman of the Board, Chief Executive Officer and Director of PAA’s general partner since PAA’s formation in 1998. In addition, he was President, Chief Executive Officer and director of Plains Resources Inc. from 1992 to May 2001. He previously served Plains Resources as President and Chief Operating Officer from October to December 1992; Executive Vice President and Chief Financial Officer from June to October 1992; Senior Vice President and Chief Financial Officer from 1991 to 1992; Vice President and Chief Financial Officer from 1984 to 1991; Corporate Secretary from 1981 to 1988; and Treasurer from 1984 to 1987. Mr. Armstrong is also a director and Chairman Pro Tem of the Federal Reserve Bank of Dallas, Houston Branch, and a director of National Oilwell Varco, Inc. Mr. Armstrong previously served as a director of BreitBurn Energy Partners, L.P. Mr. Armstrong is also a member of the advisory board of the Maguire Energy Institute at the Cox School of Business at Southern Methodist University, the National Petroleum Council and the Foundation for The Council on Alcohol and Drugs Houston. We believe that Mr. Armstrong’s experience as chairman of the board and chief executive officer of PAA and his extensive knowledge of the energy industry brings substantial experience and leadership skills to the board.

Harry N. Pefanis has served as Vice Chairman and Director of our general partner since January 2010 and as President and Chief Operating Officer of PAA’s general partner since PAA’s formation in 1998. In addition, he was Executive Vice President — Midstream of Plains Resources from May 1998 to May 2001. He previously served Plains Resources as Senior Vice President from February 1996 until May 1998; Vice President — Products Marketing from 1988 to February 1996; Manager of Products Marketing from 1987 to 1988; and Special Assistant for Corporate Planning from 1983 to 1987. Mr. Pefanis was also President of several former midstream subsidiaries of Plains Resources until PAA’s formation. Mr. Pefanis is also a director of Settoon Towing, LLC. We believe that Mr. Pefanis’ extensive energy industry background, particularly the six years he has spent serving as part of the management team of PAA’s natural gas storage business, brings important experience and skill to the board.

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

Al Swanson has served as Executive Vice President, Chief Financial Officer and Director of our general partner since July 2011 and as Executive Vice President and Chief Financial Officer of PAA’s general partner since February 2011. He previously served as Senior Vice President, Chief Financial Officer and Director of our general partner from January 2010 until July 2011, as Senior Vice President and Chief Financial Officer of PAA’s general partner from November 2008 until February 2011, as Senior Vice President — Finance of PAA’s general partner from August 2008 until November 2008 and as Senior Vice President — Finance and Treasurer from August 2007 until August 2008. He served as Vice President — Finance and Treasurer of PAA’s general partner from August 2005 to August 2007, as Vice President and Treasurer from February 2004 to August 2005 and as Treasurer from May 2001 to February 2004. In addition, he held finance related positions at Plains Resources including Treasurer from February 2001 to May 2001 and Director of Treasury from November 2000 to February 2001. Prior to joining Plains Resources, he served as Treasurer of Santa Fe Snyder Corporation from 1999 to October 2000 and in various capacities at Snyder Oil Corporation including Director of Corporate Finance from 1998, Controller — SOCO Offshore, Inc. from 1997, and Accounting Manager from 1992. Mr. Swanson began his career with Apache Corporation in 1986 serving in internal audit and accounting. Mr. Swanson has more than 25 years of experience in the energy industry, serving a number of public companies in the areas of finance, treasury, accounting and internal audit. We believe that this extensive background, coupled with his expertise as chief financial officer of PAA, lends significant financial and accounting experience and skill to the board.

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

Richard K. McGee has served as Vice President — Legal and Business Development and Secretary of our general partner since January 2010. He has served as Vice President of PAA’s natural gas storage business since September 2009. Mr. McGee has also served as Vice President and Deputy General Counsel of PAA’s general partner since August 2011. From January 1999 to July 2009, he was employed by Duke Energy, serving as President of Duke Energy International from October 2001 through July 2009 and serving as general counsel of Duke Energy Services from January 1999 through September 2001. He previously spent 12 years at Vinson & Elkins L.L.P., where he was a partner with a focus on acquisitions, divestitures and development work for various clients in the energy industry.

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

Bobby S. Shackouls has served as a Director of our general partner since April 2010. Mr. Shackouls served as Chairman of Burlington Resources Inc. from 1997 until its acquisition by ConocoPhillips in 2006, and continued to serve as a director until his retirement in May 2011. He also served as President and Chief Executive Officer of Burlington Resources from 1995 until 2006. Mr. Shackouls currently serves as a director of The Kroger Co. The board of directors has determined that Mr. Shackouls is “independent” under applicable NYSE rules. We believe that Mr. Shackouls’ extensive experience within the energy industry offers valuable perspective and, in tandem with his long history of leadership as the CEO of a public company, make him highly qualified to serve as a member of the board.

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

Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that our executive officers and directors complied with all filing requirements with respect to transactions in our equity securities during 2011.

Item 11.	Executive Compensation

Compensation Committee Report

Our general partner’s board of directors performs the functions of a compensation committee. The board of directors has reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report on Form 10-K. Based on those reviews and discussions, the board of directors has recommended that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the SEC.

Greg L. Armstrong

Victor Burk

Dean Liollio

Harry N. Pefanis

Bobby S. Shackouls

Arthur L. Smith

Al Swanson

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

We are majority owned and controlled by PAA and our assets, liabilities and results of operations are consolidated in PAA’s financial statements. During 2011, our contribution to adjusted EBITDA represented less than 7% of PAA’s consolidated adjusted EBITDA. Messrs. Armstrong, Pefanis and Swanson are executive officers of the general partner of PAA and devote the majority of their time to PAA’s other business activities. The activities of Messrs. Armstrong, Pefanis and Swanson with respect to PNG were a minor consideration for the compensation committee and board of directors of PAA in the determination of cash compensation paid to or equity incentives awarded to such individuals. Information relating to their compensation is set forth in PAA’s Annual Report on Form 10-K. Accordingly, the following discussion relates primarily to the officers who devote substantially all of their time to our business activities and for whom the responsibility and authority for compensation related decisions reside directly with the board of directors of our general partner (the “Dedicated Named Executive Officers”). In August 2011, Mr. McGee was appointed as a vice president of PAA and certain of his responsibilities at PNG have since been re-allocated to other PNG personnel. Beginning in 2012, it is expected that Mr. McGee will devote a majority of his time to PAA’s other activities.

Objectives

Similar to PAA, we employ a compensation philosophy that emphasizes pay-for-performance (primarily the ability to sustain and increase quarterly distributions to unitholders), both on an individual and entity level, and places the majority of each officer’s compensation at risk. We believe our pay-for-performance approach aligns the interests of our executive officers with that of our unitholders, and at the same time enables us to maintain a lower level of base overhead in the event our operating and financial performance fails to meet expectations. Our executive compensation is designed to attract and retain individuals with the background and skills necessary to successfully execute our business model in a demanding environment, to motivate those individuals to reach near-term and long-term goals in a way that aligns their interest with that of our unitholders, and to reward success in reaching such goals. We use three primary elements of compensation to fulfill that design — salary, cash bonuses and long-term equity incentive awards. Cash bonuses and equity incentives (as opposed to salary) represent the performance driven elements. They are also flexible in application and can be tailored to meet our objectives. The determination of specific individuals’ cash bonuses reflects their relative contribution to achieving or exceeding annual goals, and the determination of specific individuals’ long-term incentive awards is based on their expected contribution in respect of longer term performance objectives. We do not maintain a defined benefit or pension plan for our executive officers, because we believe such plans primarily reward longevity rather than performance. PAA provides a basic benefits package that is generally available to all employees and includes a 401(k) plan and health, disability and life insurance. Employees provided to us under the omnibus agreement will enjoy the same basic benefits. In instances considered necessary for the execution of their job responsibilities, we will reimburse certain of our executive officers and other employees for club dues and similar expenses.

Elements of Compensation

Salary. We do not “benchmark” our salary or bonus amounts. In practice, we believe our salaries are generally competitive with the narrower universe of large-cap master limited partnerships, but are moderate relative to the broad spectrum of energy industry competitors for similar talent.

Cash Bonuses. Our cash bonuses consist of annual discretionary bonuses in which all of our Dedicated Named Executive Officers potentially participate and a quarterly bonus program in which Mr. Liollio was eligible to participate in 2011.

Long-Term Incentive Awards. The primary long-term measure of our performance is our ability to sustain and increase our quarterly distribution to our unitholders. We use performance-indexed phantom unit grants issued under our Long-Term Incentive Plan to encourage and reward timely achievement of targeted distribution levels and other performance conditions and align the long-term interests of our Dedicated Named Executive Officers and other members of our management team with those of our unitholders. In some cases, these grants also include a service period component in order to encourage long-term retention. A phantom unit is the right to receive, upon the satisfaction of vesting criteria specified in the grant, a common unit (or cash equivalent). We do not use options as a form of incentive compensation. Unlike “vesting” of an option, vesting of a phantom unit results in delivery of a common unit or cash of equivalent value as opposed to a right to exercise. Phantom units vest based upon the satisfaction of various criteria, which may include achievement of targeted distribution threshold levels or other performance conditions, or continued employment for periods ranging from two to five years. Distribution performance thresholds are generally consistent with our targeted range for distribution growth, as adjusted from time to time. Certain awards also include the right to receive distributions on phantom units prior to vesting in the underlying common units. These distribution equivalent rights are also referred to as DERs.

In 2010, our general partner authorized the creation of “Class B” units of PNGS GP LLC and authorized the board of directors to issue grants of Class B units to create additional long-term incentives for our management. The entire economic burden of the Class B units is borne solely by our general partner and does not impact our cash or units outstanding.

The Class B units are subject to restrictions on transfer and generally become incrementally “earned” (entitled to participate in distributions) upon achievement of certain performance thresholds. As of February 14, 2012, none of the Class B units granted in 2010 had been earned.

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

Grants under this plan are awarded by the compensation committee of PAA’s board, not by our board. In September 2010, PAA entered into transaction grant agreements with Messrs. Armstrong, Pefanis and Swanson, pursuant to which they acquired phantom common units, phantom series A subordinated units and phantom series B subordinated units representing a portion of the limited partner interest of PNG issued to PAA in connection with PNG’s IPO. These grants were intended to be transactional and transitional and not a recurring component of these individual’s compensation arrangements. Vesting terms were intended to align the interests of these individuals with those of PAA as such interests pertain to achieving specific future performance benchmarks that are significant to PNG and to PAA’s equity holdings in PNG.

Relation of Compensation Elements to Compensation Objectives

Our compensation program is designed to motivate, reward and retain our executive officers. Cash bonuses serve as a near-term motivation and reward for achieving the annual goals established at the beginning of each year. Phantom unit awards (and associated DERs) and Class B units provide motivation and reward over both the near-term and long-term for achieving performance thresholds necessary for earning and vesting. Transaction/transition grants, as the title implies, focus on contributions to the success of a specific transaction, including reward for inception and consummation, as well as incentive for effective transition and execution of the business plan going forward. The level of annual bonus and phantom unit awards reflect the moderate salary profile and the significant weighting towards performance based, at-risk compensation. Salaries and cash bonuses (particularly quarterly bonuses), as well as currently payable DERs associated with unvested phantom units and earned Class B units subject to forfeiture upon termination by the holder, serve as near-term retention tools. Longer-term retention is facilitated by minimum service periods of up to five years associated with phantom unit awards, the long-term vesting profile of the Class B units and, in the case of certain executives, annual bonuses that are payable over a three-year period. To facilitate our general partner’s board of directors in reviewing and making recommendations, a compensation “tally sheet” is prepared by our CEO and internal counsel and provided to the board for its review.

We stress performance-based compensation elements to attempt to create a performance-driven environment in which our executive officers are (i) motivated to perform over both the short term and the long term, (ii) appropriately rewarded for their services and (iii) encouraged to remain with us even after meeting long-term performance thresholds by the potential for rewards yet to come. We believe our compensation philosophy as implemented by application of the three primary compensation elements (i) aligns the interests of our Dedicated Named Executive Officers with our unitholders, (ii) positions us to achieve our business goals, and (iii) effectively encourages the exercise of sound judgment and risk-taking that is conducive to creating and sustaining long-term value. We believe the processes employed by the board in applying the elements of compensation (as discussed in more detail below) provide an adequate level of oversight with respect to the degree of risk being taken by management to achieve short-term performance goals. See “Relation of Compensation Policies and Practices to Risk Management.”

Application of Compensation Elements

Salary. We do not make systematic annual adjustments to the salaries of our Dedicated Named Executive Officers. We do, however, make salary adjustments as necessary to maintain hierarchical relationships among senior management levels after new senior management members are added to keep pace with our overall growth.

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

At the end of each year, the CEO performs a quantitative and qualitative assessment of our performance relative to our goals. Key quantitative measures include earnings before interest, taxes, depreciation and amortization, excluding items affecting comparability (“adjusted EBITDA”), relative to established guidance, as well as the level of the annualized quarterly distribution level per common unit relative to annual distribution targets. Our primary performance metric is our ability to sustain and increase quarterly cash distributions to our unitholders. Accordingly, although net income and net income per unit are monitored to highlight inconsistencies with primary performance metrics, as is our market performance relative to our MLP peers and major indices, these metrics are considered secondary performance measures. The CEO’s written analysis of our performance examines our accomplishments, shortfalls and overall performance against opportunity, taking into account controllable and non-controllable factors encountered during the year.

The resulting document and supporting detail is submitted to the board of directors of our general partner for review and comment. Based on the conclusions set forth in the annual performance review, the CEO submits recommendations to the board of directors for bonuses to our Dedicated Named Executive Officers, taking into account the relative contribution of the individual officer. There are no set formulas for determining the annual discretionary bonus for our Dedicated Named Executive Officers. Factors considered by the CEO in determining the level of bonus in general include (i) whether or not we achieved the goals established for the year and any notable shortfalls relative to expectations; (ii) the level of difficulty associated with achieving such objectives based on the opportunities and challenges encountered during the year; (iii) current year operating and financial performance relative to both public guidance and prior year’s performance; (iv) significant transactions or accomplishments for the period not included in the goals for the year; (v) our relative prospects at the end of the year with respect to future growth and performance; and (vi) our positioning at the end of the year with respect to our targeted credit profile. The CEO takes these factors into consideration as well as the relative contributions of each of our Dedicated Named Executive Officers to the year’s performance in developing his recommendations for bonus amounts. These recommendations are submitted to the board of directors for its review and approval.

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

Long-Term Incentive Awards. Our Dedicated Named Executive Officers received phantom unit awards in connection with our initial public offering. We will not make systematic annual phantom unit awards to our Dedicated Named Executive Officers. Instead, our objective is to time the granting of awards such that as performance thresholds are met for existing awards, additional long-term incentives are created. Thus, performance is rewarded by relatively greater frequency of awards and lack of performance by relatively lesser frequency of awards. Generally, we believe that our awards are structured to provide a balance between a meaningful retention period for us and a visible, reachable reward for the executive officer. If top performance targets on outstanding awards are achieved in the early part of this cycle, new awards will be granted with higher performance thresholds, in a manner designed to encourage extended retention of our Dedicated Named Executive Officers and incentivize continued growth of our business. Accordingly, any new arrangements inherently take into account the value of awards where performance levels have been achieved but have not yet vested, but will not take into consideration previous awards that have fully vested.

As an additional means of providing longer-term, performance-based officer incentives that require extended periods of employment to realize the full benefit, our general partner authorized the creation of “Class B” units of PNGS GP LLC, which the board of directors is authorized to administer. See “— Elements of Compensation — Long-Term Incentive Awards.” These Class B units are limited to 165,000 authorized units, of which approximately 74,250 were outstanding as of December 31, 2011 pursuant to individual restricted units agreements between PNGS GP LLC and certain members of management. As of December 31, 2010, our Dedicated Named Executive Officers held 34,375 of the restricted Class B units. The remaining available Class B units are administered at the discretion of the board of directors and may be awarded upon advancement, exceptional performance or other change in circumstance of an existing member of management, or upon the addition of a new individual to the management team.

Application in 2011

At the beginning of 2011, PNG established the following goals:

1.	Achieve or exceed plan;

2.	Consummate, integrate and execute the Southern Pines acquisition per the acquisition forecast;

3.	Execute consolidated capital plan on time and on budget and achieve targeted working capacity;

4.	Refine and solidify PNG’s acquisition screening, analysis and negotiation processes; and

5.	Position PNG to achieve forecasted 2012 – 2015 results on an absolute and per unit basis.

In general and as discussed below, we met four of these five goals:

•	Our adjusted EBITDA exceeded the midpoint of our guidance for 2011 by approximately 3%. We also declared February, May and August annualized distributions of $1.38 per unit and achieved our revised publicly targeted exit rate for the November distribution of $1.43, which represents year-over-year growth of 5.9%.

•	We completed the Southern Pines acquisition, integration was completed on schedule without encountering any major transition issues and overall results for Southern Pines for 2011 were in line with our acquisition forecast.

•	We executed our 2011 capital program on time and on or under budget, with development of net working gas capacity in line with 2011 guidance.

•	We conducted a thorough review and critique of our acquisition review, modeling, due diligence and integration processes and identified lessons learned and recommended process refinements.

•	With respect to the goal of repositioning PNG to achieve our forecasted performance for 2012-2015, such forecasts were adjusted downward during 2011 as a result of continued deterioration of the market outlook for natural gas storage. While the market forces that led to the failure to fully achieve this goal were not within our control, during 2011 we took a number of incremental steps that partially mitigated the impact of such market deterioration. These steps included (i) the expansion and extension of our credit facility on favorable terms, (ii) the acceleration of certain 2012 capital projects into 2011, and (iii) the development of various strategies to enhance marketing margin contributions.

For 2011, the elements of compensation were applied as described below.

Salary. In July 2011, the annual salary of Mr. O’Shea was increased from $140,000 to $147,000. No other salary adjustments for Dedicated Named Executive Officers were recommended or made in 2011. See “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.”

Cash Bonuses. Based on the CEO’s annual performance review and the individual performance of each of our Dedicated Named Executive Officers, the CEO recommended to the board of directors and the board of directors approved the annual bonuses reflected in the Summary Compensation Table and notes thereto. Such amounts take into account the performance relative to our 2011 goals; the absence or existence of shortfalls relative to expectations; the level of difficulty associated with achieving such objectives; our relative positioning at the end of the year with respect to future growth and performance; the significant transactions or accomplishments for the period not included in the goals for the year; and our positioning at the end of the year with respect to our targeted credit profile.

Long-Term Incentive Awards. During 2010, the board of directors granted two tranches of phantom unit awards to our Dedicated Named Executive Officers and other members of our senior management team that devote substantially all of their time to us. These grants were structured to encourage retention and align senior management’s interests with the continued expansion of our business and the achievement of targeted levels of distribution growth based on our outlook for the gas storage business at that time. However, since the granting of such awards, there has been a fairly dramatic deterioration in gas storage market conditions that has adversely impacted our ability to achieve the distribution performance benchmarks set forth in the previous awards, regardless of management’s performance. This, in turn, significantly reduced the extent to which the previous awards encouraged retention. In order to better align the interests of the recipients of such awards with our current outlook for the gas storage business and provide appropriate rewards that encourage retention in the current environment, in February 2012, the board of directors determined to modify the terms of the 2010 phantom unit awards. Phantom unit grants previously issued to Messrs. Liollio and O’Shea were impacted by this modification. Mr. McGee’s phantom unit grants were canceled in November 2011 in connection with his assumption of responsibilities at PAA.

As modified, the first tranche of phantom unit awards will vest as follows: 30% will vest on the date we pay an annualized distribution of $1.45 per unit; 30% will vest on the date we pay an annualized distribution of $1.50 per unit; and 40% will vest on the date we pay an annualized distribution of $1.55 per unit. Fifty percent of any unvested phantom units that remain outstanding as of the November 2016 distribution date will vest on such date and the remaining 50% will be forfeited. These awards have associated DERs that become payable 30% beginning in February 2012, 30% beginning in May 2013 and 40% beginning in May 2014.

Vesting terms of the second tranche of phantom unit awards have been modified to provide that 100% of the phantom units will vest upon conversion of our Series A Subordinated Units into Common Units. Conversion of the Series A Subordinated Units is subject to certain performance conditions set forth in our partnership agreement. Unvested phantom units that remain outstanding as of January 1, 2018 will expire. DERs associated with these awards accrue from February 2012 and are payable 50% on each distribution date in 2012 with the remaining 50% payable in February 2013. Beginning in February 2013, 100% of the DERs will become currently payable. The modified second tranche phantom unit awards also provide that in the event of a termination of employment other than for cause prior to the May 2013 distribution date, 50% of any outstanding phantom units will vest. If such termination occurs after the May 2013 distribution date, 100% of any outstanding phantom units will vest.

Upon vesting, the phantom units are payable on a one-for-one basis in common units. Associated DERs terminate when the underlying phantom units vest or are forfeited.

Transaction/Transition Grants. No transaction/transition grants were awarded in 2011.

Other Compensation Related Matters

Equity Ownership in PNG. As of December 31, 2011, our Named Executive Officers beneficially owned, in the aggregate, approximately 221,872 of our common units (excluding any unvested equity awards), and 34,375 Class B units of our general partner. Although we encourage our Named Executive Officers to acquire and retain ownership in the Partnership, we do not have a policy requiring maintenance of a specified equity ownership level. In connection with the transaction/transition grants awarded in 2010, Messrs. Armstrong, Pefanis and Swanson indicated their intent to hold the common units they purchased in the IPO for a period of at least two years. Our policies prohibit our Named Executive Officers from using puts, calls or options to hedge the economic risk of their ownership.

Recovery of Prior Awards. Except as provided by applicable laws and regulations, we do not have a policy with respect to adjustment or recovery of awards or payments if relevant company performance measures upon which previous awards were based are restated or otherwise adjusted in a manner that would reduce the size of such award or payment.

Section 162(m). With respect to the deduction limitations under Section 162(m) of the Code, we are a limited partnership and do not fall within the definition of a “corporation” under Section 162(m).

Change in Control Triggers. The long-term incentive plan grants to our Dedicated Named Executive Officers and the Class B restricted units agreements include severance payment provisions or accelerated vesting triggered upon a change of control, as defined in the respective agreements. In the case of the long-term incentive plan grants, the provision becomes operative only if the change in control is accompanied by a change in status (such as the termination of employment by our general partner or PAA’s general partner, as applicable). This “double trigger” arrangement provides assurance to the executive, but does not offer a windfall to the executive when there has been no real change in employment status. The Class B restricted units agreements generally call for vesting (upon a change in control) of any units that have already been earned, plus the next increment of units that could be earned at the next distribution threshold. Any remaining Class B restricted units would be forfeited (unless waived at the discretion of the general partner or acquirer as the case may be). See “— Potential Payments upon Termination or Change-in-Control.” Messrs. Armstrong, Pefanis and Swanson have transaction/transition grants and other long-term incentives, and Messrs. Armstrong and Pefanis have employment agreements, that include provisions for a change in control of PAA, which are described in PAA’s Annual Report on Form 10-K. The provision of severance or equity acceleration for certain terminations and change of control help to create a retention tool by assuring the executive that the benefit of the employment arrangement will be at least partially realized despite the occurrence of an event that would materially alter the employment arrangement.

Relation of Compensation Policies and Practices to Risk Management

Our compensation policies and practices reflect a similar philosophy and approach to that of PAA. Accordingly, such policies and practices are designed to provide rewards for short-term and long-term performance, both on an individual basis and at the entity level. In general, optimal financial and operational performance, particularly in a competitive business, requires some degree of risk-taking. Accordingly, the use of compensation as an incentive for performance can foster the potential for management and others to take unnecessary or excessive risks to reach performance thresholds which qualify them for additional compensation. For us, such risks would primarily attach to our commercial marketing activities, as well as to the execution of capital expansion projects and acquisitions and the realization of associated returns.

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

Our compensation arrangements contain a number of design elements that discourage taking of unwarranted risk to achieve short-term, unsustainable results. Those elements include delaying the rewards and subjecting such rewards to forfeiture for terminations related to violations of our risk management policies and practices or of our code of conduct.

In combination with our risk-management practices, we do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.

Summary Compensation Table

The following table sets forth certain compensation information for our Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers in 2011 (our “Named Executive Officers”). We reimburse PAA for expenses incurred on our behalf, including the costs of PNG-related compensation paid to Messrs. Liollio, McGee and O’Shea (excluding the costs of the obligations represented by applicable Class B units). PAA “pushes down” to us the compensation expense associated with the transaction/transition grants.

Because we were not capitalized before our May 2010 IPO, our compensation of personnel (including Named Executive Officers), did not commence until that time. Additionally, at the end of 2010, the annual bonus cycle for the Dedicated Named Executive Officers was shifted to a calendar year compensation cycle from a cycle coincident with the natural gas storage season (April 1 through March 31). For ease of presentation and future comparison, the amounts in the table below for 2010 include full calendar year amounts for salary, quarterly bonuses and all other compensation, but include annual bonuses for only the prorated period from April 1, 2010 to December 31, 2010. Information with respect to annual bonus compensation for our Dedicated Named Executive Officers for the 2009/2010 storage season that ended on March 31, 2010 is included in the footnotes to the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Greg L. Armstrong (3)	2011
Chairman and Chief Executive Officer	2010				3,182,469		3,182,469	(1)

Al Swanson (3)	2011
Executive Vice President and Chief Financial Officer	2010				1,077,933		1,077,933	(1)

Dean Liollio	2011	250,000	895,000	(4)(7)	—	15,900	1,160,900
President	2010	250,000	580,000	(4)(6)(7)	409,095	15,900	1,254,995

Richard K. McGee	2011	200,000	475,000	(5)	—	15,662	690,662
Vice President—Legal and Business Development	2010	200,000	350,000	(5)(6)(7)	214,288	15,660	779,948

Donald C. O’Shea	2011	143,208	130,000		—	6,129	279,337
Controller and Chief Accounting Officer

(1)

Grant date fair values are presented for (i) transaction/transition grants awarded to Messrs. Armstrong and Swanson in 2010, and (ii) LTIP phantom unit grants and Class B restricted units granted to Messrs. Liollio and McGee in 2010 (the LTIP phantom units and Class B restricted units granted to Mr. McGee were canceled in November 2011 and the LTIP phantom units granted to Mr. Liollio were modified in February 2012). Dollar amounts represent the aggregate grant date fair value of transaction/transition grants, phantom units and Class B units granted during the year based on the probable outcome of underlying performance conditions pursuant to FASB ASC Topic 718. For transaction/transition grants awarded in 2010, vesting of 100% of the phantom common units and phantom series A subordinated units, and vesting of 20% of the phantom series B subordinated units, was deemed probable of occurrence on the grant date. For phantom units granted in 2010, none of the performance thresholds for vesting of the first tranche phantom units was deemed probable of occurrence as of the grant date, and 20% of the performance thresholds for vesting of the second tranche phantom units was deemed probable of occurrence as of the grant date. None of the performance thresholds for vesting of the Class B units was deemed probable of occurrence as of the grant date. The maximum grant date fair values of stock awards assuming that the highest level of performance conditions will be met are as follows:

Name	Year	Maximum Grant Date Fair Value ($)
Greg L. Armstrong	2011	—
	2010	4,172,027

Al Swanson	2011	—
	2010	1,413,106

Dean Liollio	2011	—
	2010	4,389,057

Richard McGee	2011	—
	2010	2,283,570

Don O’Shea	2011	—

(2)

Plains All American GP LLC matches 100% of employees’ contributions to its 401(k) plan in cash, subject to certain limitations in the plan. All Other Compensation for 2011 includes $14,700 in such contributions for each of Messrs. Liollio and McGee and $5,443 for Mr. O’Shea. The remaining amount for each represents premium payments on behalf of such Named Executive Officer for group term life insurance.

(3)

Messrs. Armstrong and Swanson are also executive officers of and are compensated by PAA, with a portion of the costs associated with such overhead being allocated to us under the omnibus agreement. Total compensation for each of Messrs. Armstrong and Swanson, as reported in PAA’s Annual Report on Form 10-K for the year ended December 31, 2011, was $5,390,900 and $2,015,900, respectively. PAA’s 2011 Annual Report on Form 10-K is available on its website at www.paalp.com.

(4)

Includes quarterly bonuses aggregating $333,000 and $330,000, and annual bonuses of $562,000 and $250,000 for 2011 and 2010, respectively. The amount in the table for 2010 does not reflect (i) a $325,000 annual bonus awarded in the second quarter of 2010 for the 2009/2010 storage season, and (ii) a special bonus of $800,000 awarded in January 2010 (generally attributable to 2009) for Mr. Liollio’s efforts in connection with our preparation for the IPO.

(5)

For his services in connection with acquisition activities at PAA, $200,000 of Mr. McGee’s annual bonus for 2011 was paid by PAA. For his efforts in connection with our IPO, $200,000 of Mr. McGee’s annual bonus for 2010 was paid by PAA. The amount in the table for 2010 does not reflect a $175,000 annual bonus awarded in the second quarter of 2010 for the 2009/2010 storage season, which amount was prorated from his date of employment.

(6)

The 2010 annual bonuses for Messrs. Liollio and McGee were prorated to reflect a shift at the end of 2010 from a compensation cycle tied to the natural gas storage season (April 1 through March 31), to a calendar year cycle. As a result, the annual bonus amounts included in the table for 2010 are for the period from April 1, 2010 to December 31, 2010.

(7)	Annual bonuses are payable 60% at the time of award and 20% in each of the two succeeding years.

Grants of Plan-Based Awards Table

There were no grants of plan-based awards to our Named Executive Officers during the fiscal year ended December 31, 2011.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

A discussion of 2011 salaries and bonuses for our Dedicated Named Executive Officers and how they fit into the overall compensation array is included in “— Compensation Discussion and Analysis.” The following is a discussion of other material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and Grants of Plan-Based Awards Table above.

Salary—As discussed in this Item 11, we do not make systematic annual adjustments to the salaries of our Dedicated Named Executive Officers. In that regard, no salary adjustments were made for any of our Dedicated Named Executive Officers in 2011, other than Mr. O’Shea whose salary was increased from $140,000 to $147,000.

Grants of Plan-Based Awards—None of our Dedicated Named Executive Officers received grants under our long-term incentive plan in 2011. In November 2011, Mr. McGee’s previously awarded grants of phantom units and Class B units were canceled. In connection with his new responsibilities at PAA, Mr. McGee received grants of phantom units under PAA’s long-term incentive plan and Class B units of Plains AAP, L.P. In February 2012, phantom units previously granted to Messrs. Liollio and O’Shea were modified. See “—Compensation Discussion and Analysis—Application in 2011 — Long-Term Incentive Awards” for further information regarding the 2012 modifications.

Transaction/Transition Grants—No transaction/transition grants were awarded in 2011.

Employment Agreements

In connection with his employment in November 2008, Mr. Liollio and PAA entered into an employment agreement, which provided, among other things, for (i) an annual salary of $250,000, (ii) an annual target bonus of 225% of his base salary, and (iii) the grant of phantom units. During 2009, Mr. Liollio was paid $250,000 in the form of salary and approximately $323,000 in the form of quarterly bonuses. During the second quarter of 2009, Mr. Liollio received an annual bonus of $250,000 that included a prorated amount for his 2008/2009 storage season service (from commencement of his employment in November 2008 through March 31, 2009). Mr. Liollio received an annual bonus in the second quarter of 2010 for his 2009/2010 storage season service. As a result of his extraordinary efforts in connection with our preparation to become a publicly traded partnership, Mr. Liollio received a special bonus of $800,000 in January 2010. In connection with his initial employment, Mr. Liollio received a grant of 60,000 phantom units under PAA’s long term incentive plan. This grant was subsequently replaced with a grant under our Long-Term Incentive Plan. Pursuant to its terms, Mr. Liollio’s employment agreement expired in November 2011.

In connection with his employment in September 2009, Mr. McGee and PAA entered into an employment agreement, which provided, among other things, for (i) an annual salary of $200,000, (ii) an annual target bonus of 150% of his base salary, and (iii) the grant of phantom units. During 2009, Mr. McGee was paid approximately $59,000 in the form of pro-rated salary and he received an annual bonus in the second quarter of 2010 that included a prorated amount for his 2009/2010 storage season service (from commencement of his employment in September 2009 through March 31, 2010). In connection with his initial employment, Mr. McGee received a grant of 36,000 phantom units under PAA’s long term incentive plan. This grant was subsequently replaced with a grant under our Long-Term Incentive Plan and then canceled in connection with his transition to PAA.

Employment agreements for Messrs. Armstrong and Pefanis are described in PAA’s annual report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2011 with respect to our Named Executive Officers:

	Unit Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Greg L. Armstrong	31,000	(2)	581,250	—		—
	—		—	62,000	(3)	1,162,500
	—		—	62,000	(4)	1,162,500

Al Swanson	10,500	(2)	196,875	—		—
	—		—	21,000	(3)	393,750
	—		—	21,000	(4)	393,750

Dean Liollio	—		—	105,000	(5)	1,968,750
	—		—	105,000	(6)	1,968,750
	—		—	34,375	(7)	352,866

Richard K. McGee	—		—	—		—

Don O’Shea	—		—	7,500	(5)	140,625
	—		—	7,500	(6)	140,625

(1)

Market value of PNG phantom units and transaction/transition grants reported in these columns is calculated by multiplying the closing market price ($18.75) of our common units at December 30, 2011 (the last trading day of the fiscal year) by the number of units. No discount is applied for remaining performance threshold or service period requirements. The Class B units are valued based on the grant date fair value computed in accordance with FASB ASC Topic 718 assuming that the highest level of performance conditions will be met.

(2)	Represents the balance of phantom common units under transaction/transition grants. These phantom common units will vest on May 5, 2012, and be payable one-for-one by PAA in Common Units of PNG.

(3)

Represents phantom series A subordinated units under transaction/transition grants. These phantom series A subordinated units will vest in connection with the conversion of the Series A Subordinated Units into Common Units, and be payable one-for-one by PAA in Common Units of PNG. Any of these phantom series A subordinated units that have not vested as of December 31, 2018 will be automatically cancelled on such date.

(4)

Represents phantom series B subordinated units under transaction/transition grants. These phantom series B subordinated units will vest in increments of 20%, 21%, 15%, 22% and 22%, respectively, in connection with the conversion of the First through Fifth Tranches of Series B Subordinated Units. Upon vesting, the phantom series B subordinated units will be payable one-for-one by PAA in Series A Subordinated Units or Common Units of PNG it receives upon conversion of the Series B Subordinated Units. Any of these phantom series B subordinated units that have not vested as of December 31, 2018 will be automatically cancelled on such date.

(5)

Represents the first tranche of phantom units granted in 2010 under our Long Term Incentive Plan. Pursuant to vesting terms in effect as of December 31, 2011, these phantom units would have vested as follows: one-third upon the later of the May 2012 distribution date and payment of an annualized distribution of $1.55; one-third upon the later of the May 2013 distribution date and payment of an annualized distribution of $1.80; and one-third upon the later of the May 2014 distribution date and payment of an annualized distribution of $1.90. DERs associated with these phantom units would have vested in 25% increments upon payment of annualized distributions of $1.48, $1.56, $1.76 and $1.90. The vesting terms of these phantom units were modified in February 2012. As modified, these phantom unit awards will vest 30% on the date we pay an annualized distribution of $1.45 per unit; 30% on the date we pay an annualized distribution of $1.50 per unit; and 40% on the date we pay an annualized distribution of $1.55 per unit. Fifty percent of any unvested phantom units that remain outstanding as of the November 2016 distribution date will vest on such date and the remaining 50% will be forfeited. These awards have associated DERs that become payable 30% beginning in February 2012, 30% beginning in May 2013 and 40% beginning in May 2014. Upon vesting, the phantom units are payable on a one-for-one basis in common units. Associated DERs terminate when the underlying phantom units vest or are forfeited.

(6)

Represents the second tranche of phantom units granted in 2010 under our Long Term Incentive Plan. Pursuant to vesting terms in effect as of December 31, 2011, these phantom units would have vested as follows: 20% upon conversion of our Series A Subordinated Units into Common Units; 20% upon conversion of the first tranche of our Series B Subordinated Units; 20% upon conversion of the second tranche of our Series B Subordinated Units; 20% upon conversion of the third tranche of our Series B Subordinated Units; and 20% upon conversion of the fourth tranche of our Series B Subordinated Units. The vesting terms of these phantom units were modified in February 2012. As modified, 100% of the phantom units will vest upon conversion of our Series A Subordinated Units into Common Units. Conversion of the Series A Subordinated Units is subject to certain performance conditions set forth in our partnership agreement. Unvested phantom units that remain outstanding as of January 1, 2018 will expire. DERs associated with these awards accrue from February 2012 and are payable 50% on each distribution date in 2012 with the remaining 50% payable in February 2013. Beginning in February 2013, 100% of the DERs will become currently payable. Upon vesting, the phantom units are payable on a one-for-one basis in common units. Associated DERs terminate when the underlying phantom units vest or are forfeited.

(7)

Represents Class B units of PNGS GP LLC. Each Class B unit represents a “profits interest” in PNGS GP LLC, which entitles the holder to participate in future profits and losses from operations, current distributions from operations, and an interest in future appreciation or depreciation in PNGS GP LLC’s asset values, but does not represent an interest in the capital of PNGS GP LLC on the applicable grant date of the Class B units. As of December 31, 2011, none of the Class B units had been earned or vested. For additional information regarding the Class B units, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Our General Partner—Class B Units of Our General Partner.”

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

Potential Payments upon Termination or Change-in-Control

The following table sets forth potential amounts payable to the Dedicated Named Executive Officers upon termination of employment under various circumstances, and as if terminated on December 31, 2011. Potential amounts payable with respect to equity awards are based on the terms of phantom unit awards outstanding at December 31, 2011. The terms of such awards were modified in February 2012. Information with respect to potential payments to Messrs. Armstrong and Swanson upon termination of employment is contained in PAA’s Annual Report on Form 10-K for the year ended December 31, 2011.

	By Reason of Death ($)	By Reason of Disability ($)	By Company without Cause ($)	By Executive with Good Reason ($)	In Connection with a Change In Control ($)
Dean Liollio
Equity Compensation (1)(2)(3)	787,500	787,500	N/A	N/A	3,937,500
Class B Units (4)	N/A	N/A	N/A	N/A	162,856

Total	787,500	787,500	N/A	N/A	4,100,356

Richard K. McGee
Equity Compensation (1)	N/A	N/A	N/A	N/A	N/A
Class B Units (4)	N/A	N/A	N/A	N/A	N/A

Total	N/A	N/A	N/A	N/A	N/A

Don O’Shea
Equity Compensation (1)(2)(3)	56,250	56,250	N/A	N/A	281,250

Total	56,250	56,250	N/A	N/A	281,250

(1)

The letters evidencing the phantom unit grants held by Messrs. Liollio and O’Shea on December 31, 2011 provided that in the event of their death or disability (as defined below), all of their then outstanding phantom units and any associated DERs would be deemed nonforfeitable, and (i) any unvested phantom units that had satisfied all of the vesting criteria as of the date of their termination but for the passage of time would vest on the next following distribution date and (ii) the remaining unvested outstanding phantom units would vest on the distribution date on which the vesting criteria is met. For this purpose “disability” means a physical or mental infirmity that impairs the ability substantially to perform duties for a period of eighteen (18) months or that the general partner otherwise determines constitutes a disability. Assuming that death or disability occurred on December 31, 2011, all phantom units and the associated DERs held by Messrs. Liollio and O’Shea would have become nonforfeitable effective as of December 31, 2011, and would have vested according to vesting terms in effect on such date as described in footnotes 5 and 6 to the Outstanding Equity Awards at Fiscal Year-End table.

The dollar value given assumes that all performance thresholds would be timely achieved if deemed probable of occurrence as of December 31, 2011, and is based on the market value of PNG’s common units on December 31, 2011 ($18.75 per unit) without discount for service period. At December 31, 2011, an annualized distribution level of $1.45, conversion of the series A subordinated units and conversion of the first tranche of series B subordinated units were deemed probable of occurrence. As a result, none of the first tranche phantom unit grants were assumed to eventually vest, and 40% of the second tranche phantom unit grants were assumed to eventually vest.

The terms of the phantom unit grants held by Messrs. Liollio and O’Shea on December 31, 2011 were subsequently modified in February 2012. See “— Compensation Discussion and Analysis — Application in 2011 — Long-Term Incentive Awards” for more information regarding this modification. Mr. McGee’s phantom units were canceled in November 2011.

(2)

The letters evidencing the phantom unit grants held by Messrs. Liollio and O’Shea on December 31, 2011 provided that in the event their employment is terminated other than in connection with a change in control (as defined in Footnote 3 below) or by reason of death, disability (as defined in Footnote 1 above), all of the phantom units and any associated DERs (regardless of vesting) then outstanding under such phantom unit grants would automatically be forfeited as of the date of termination; provided, however, that if their employment is terminated other than for cause (as defined in footnote 3 below), any unvested phantom units that had satisfied all of the vesting criteria as of the date of their termination but for the passage of time would be deemed nonforfeitable and would vest on the next following distribution date. Assuming that Messrs. Liollio and O’Shea had been terminated without cause on December 31, 2011, all of their phantom units would have been forfeited. The terms of the phantom unit grants held by Messrs. Liollio and O’Shea on December 31, 2011 were subsequently modified in February 2012. See “— Compensation Discussion and Analysis — Application in 2011 — Long-Term Incentive Awards” for more information regarding this modification.

(3)

The letters evidencing the phantom unit grants held by Messrs. Liollio and O’Shea on December 31, 2011 provided that in the event of a change of status (as defined below), all of the then outstanding phantom units and associated DERs would be deemed nonforfeitable, and such phantom units would vest in full (i.e., the phantom units would become payable in the form of one common unit per phantom unit) upon the next following distribution date. Assuming the change in status occurred on December 31, 2011, all outstanding phantom units and the associated DERs would have become nonforfeitable as of such date, and such phantom units would have vested on February 14, 2012. The dollar value given is based on the market value of PNG’s common units on December 31, 2011 ($18.75 per unit) without discount for service period. The terms of the phantom unit grants held by Messrs. Liollio and O’Shea on December 31, 2011 were subsequently modified in February 2012. See “— Compensation Discussion and Analysis — Application in 2011 — Long-Term Incentive Awards” for more information regarding this modification.

The phrase “change in status” means the occurrence, during the period beginning two and a half months prior to and ending one year following a change of control (as defined below), of any of the following: (A) the termination of employment by the general partner other than a termination for cause (as defined below), or (B) the termination of employment by such officer due to the occurrence, without his written consent, of (i) any material diminution in such officer’s authority, duties or responsibilities, (ii) any material reduction in such officer’s base salary or (iii) any other action or inaction that would constitute a material breach of the agreement by Plains All American GP LLC.

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

(4)

Pursuant to the Class B Restricted Units Agreements, upon the occurrence of a Change in Control (defined below), any earned Class B units (and any Class B units that will become earned in less than 180 days) become vested units and, to the extent any Class B units remain unearned, an incremental 25% of the number of Class B units originally granted becomes vested. As of December 31, 2011, none of the Class B units held by Mr. Liollio had been earned or will become earned in less than 180 days. Assuming a Change in Control on December 31, 2011, 25% of the Class B units held by Mr. Liollio would become vested. The value of such Class B units as reflected in the table is derived in accordance with FASB ASC Topic 718. Mr. McGee’s Class B units were canceled in November 2011.

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

Compensation of Directors

The following table sets forth a summary of the compensation paid to each person who served as a non-employee director of our general partner in 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Victor Burk	65,000	69,750	134,750
Bobby S. Shackouls	55,000	69,750	124,750
Arthur L. Smith	55,000	398,175	453,175

(1)

The dollar value of LTIPs granted during 2011 is based on the grant date fair value computed in accordance with FASB ASC Topic 718. In connection with the August 2011 vesting of director LTIP awards, Messrs. Burk and Shackouls each were granted 3,750 units and Mr. Smith was granted 1,875 units by virtue of the automatic re-grant feature of the vested awards. In addition to the automatic re-grant in August, Mr. Smith received an initial grant of 15,000 LTIPs in February 2011. As of December 31, 2011, the number of outstanding LTIPs held by Messrs. Burk, Shackouls and Smith was 15,000 each.

Each director of PNGS GP LLC who is not an employee of Plains All American GP LLC is reimbursed for any travel, lodging and other out-of-pocket expenses related to meeting attendance or otherwise related to service on the board (including, without limitation, reimbursement for continuing education expenses). Each non-employee director is paid an annual retainer fee of $40,000. Messrs. Armstrong, Pefanis, Swanson and Liollio are otherwise compensated for their services as employees and therefore receive no separate compensation for their services as directors. In addition to the annual retainer, the chairman of the audit committee receives $25,000 annually, and the other members of the audit committee receive $15,000 annually, in each case, in addition to the annual retainer. During 2011, Mr. Burk served as chairman of the audit committee.

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

Our common units and series A and series B subordinated units outstanding represent 98% of our equity (limited partner interest). The 2% general partner interest and all of our incentive distribution rights are owned by our general partner, PNGS GP LLC. The following table sets forth the beneficial ownership of limited partner units held by beneficial owners of 5% or more of the units, directors, the Named Executive Officers, and all directors and executive officers as a group as of February 15, 2012.

Name of Beneficial Owner	Common Units		Percentage Of Common Units	Series A Subordinated Units	Percentage of Series A Subordinated Units	Series B Subordinated Units	Percentage of Series B Subordinated Units	Percentage of Total Common and Subordinated Units
Plains All American Pipeline, L.P. 333 Clay Street, Suite 1600 Houston, TX 77002	28,214,198		47.7%	11,934,351	100%	13,500,000	100%	63.4%
Janus Capital Management LLC 151 Detroit St. Denver, CO 80206	4,223,629	(1)	7.1%	—	—	—	—	5.0%
Richard A. Kayne/Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars, Third Floor Los Angeles, CA 90067	3,720,371	(2)	6.3%	—	—	—	—	4.4%
Greg L. Armstrong	131,000	(3)(4)	*	—	—	—	—	*
Harry N. Pefanis	96,000	(3)	*	—	—	—	—	*
Al Swanson	44,172	(3)	*	—	—	—	—	*
Dean Liollio	26,700	(5)	*	—	—	—	—	*
Richard K. McGee	20,000		*	—	—	—	—	*
Don O’Shea	—		—	—	—	—	—	—
Victor Burk	5,688	(5)	*	—	—	—	—	*
Bobby S. Shackouls	4,688	(5)	*	—	—	—	—	*
Arthur L. Smith	1,875	(5)	*	—	—	—	—	*
All directors and executive officers as a group (9 persons)	330,123	(5)(6)	*	—	—	—	—	*

*	Less than 1%

(1)	This information has been derived from a Schedule 13G filed with the SEC on February 14, 2012.

(2)

This information has been derived from a Schedule 13G filed with the SEC on February 7, 2012. Based on the information contained in the filing, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting power and dispositive power with respect to, and beneficially own, an aggregate of 3,709,371 common units. Mr. Kayne has sole voting power and dispositive power with respect to, and beneficially owns, 11,000 common units.

(3)

Does not include unvested phantom units under transaction/transition grants, none of which will vest within 60 days of the date hereof. See Item 11. “Executive Compensation — Outstanding Equity Awards at Fiscal Year-End.”

(4)

Does not include common and subordinated units owned by Plains All American Pipeline, L.P. Mr. Armstrong is Chairman of the Board, Chief Executive Officer and a Director of PAA’s general partner. He disclaims any beneficial ownership of PAA’s interest in PNG.

(5)

Does not include unvested phantom units granted under our Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof. See Item 11. “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” and “—Director Compensation.”

(6)

As of February 15, 2012, no units were pledged by directors or Named Executive Officers. Certain of the directors and Named Executive Officers hold units in marginable broker’s accounts, but none of the units were margined as of February 15, 2012.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2011. For a description of these plans, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Our General Partner — Equity-Based Long-Term Incentive Plan.”

Plan Category	Number of Units to be Issued upon Exercise/Vesting of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Units Remaining Available for Future Issuance under Equity Compensation Plans (c)
Equity compensation plans approved by unitholders:
Long Term Incentive Plan	490,000	(1)	N/A	(2)	2,498,749	(1)(3)
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

For a discussion of director independence, see Item 10. “Directors and Executive Officers of Our General Partner and Corporate Governance.”

Our General Partner

Our operations and activities are managed by our general partner. The officers of our general partner are employed by PAA’s general partner and manage the day-to-day affairs of our business. Certain of our officers devote a substantial portion of their time to managing our business, while other officers have responsibilities for both us and PAA. We also utilize a significant number of employees of PAA’s general partner to operate our business and provide us with general and administrative services. We reimburse PAA for all expenses incurred on our behalf (other than expenses related to the Class B units of our general partner). Total costs reimbursed by us to PAA for the year ended December 31, 2011 were approximately $15.2 million.

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

The following table illustrates the allocation of aggregate distributions at different per-unit levels (dollars in thousands):

Annual LP Distribution Per Unit	Distribution to LP Unitholders(1)	Distribution to GP(1)(2)	Total Distribution(1)(2)	GP % of Total Distribution
$1.35	$96,023	$1,960	$97,983	2.0%
$1.40	$99,580	$2,587	$102,167	2.5%
$1.45	$103,136	$3,215	$106,351	3.0%
$1.50	$106,692	$4,010	$110,702	3.6%
$1.55	$110,249	$5,195	$115,444	4.5%
$1.60	$113,805	$6,381	$120,186	5.3%
$1.65	$117,362	$7,566	$124,928	6.1%

(1)

Based on 71,128,176 Common Units and Series A Subordinated Units outstanding at February 22, 2012. Does not include Series B Subordinated Units. An increase in the number of units outstanding would increase both the distribution to unitholders and the distribution to the general partner for any given level of distribution per unit.

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

As of December 31, 2011, 74,250 Class B units were issued and outstanding out of 165,000 authorized. The outstanding Class B units are subject to restrictions on transfer and generally become earned (entitled to participate in distributions) in percentage increments when the annualized quarterly distributions on our common units equal or exceed certain thresholds. Class B units become earned in 25% increments 180 days after we pay annualized quarterly distributions on our common units of $2.00, $2.30, $2.50 and $2.70. Earned Class B units will be entitled to their proportionate share of all quarterly cash distributions made by our general partner in excess of $2.5 million per quarter. Fifty percent of earned units will vest immediately upon becoming earned and 50% will vest on the fifth anniversary of the date of grant. Any Class B units that are earned after the fifth anniversary of the date of grant will fully vest upon becoming earned. Assuming all authorized Class B units are issued, the maximum participation would be 6% of the amount in excess of $2.5 million per quarter. As of December 31, 2011, none of the Class B units had been earned.

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

Potential PAA Financial Support

PAA may elect, but is not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate PAA’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between PAA and us as fair to our unitholders. As further defined in our partnership agreement, potential PAA financial support can include, but is not limited to, our issuance of common units to PAA, our borrowing of funds from PAA or guarantees or trade credit support to support the ongoing operations of us or our subsidiaries. We have no obligation to seek financing or support from PAA or to accept such financing or support if offered to us.

During 2011, PAA issued $31 million of parental guarantees to third parties on behalf of PNG Marketing. We pay a minimum quarterly fee of $12,500 to PAA to cover PAA’s administrative costs of providing such guarantees. During the year ended December 31, 2011, we incurred approximately $0.1 million of expense under our obligation to reimburse PAA for administrative costs incurred in conjunction with providing parental guarantees on our behalf.

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

Natural Gas Services Agreement and Related Transactions

In January and July of 2011, we sold a total of approximately 45 acres of land located in Acadia Parish, Louisiana to Plains Gas Solutions, LLC (“PGS LLC”, formerly known as CDM Max, LLC), a subsidiary of PAA, to be used for the development of a natural gas processing plant. The aggregate sales price of approximately $109,000 was based on a third party appraisal and the sale was made on an “as is, where is” basis without any representations or warranties by us. Effective July 1, 2011, we also entered into a Facilities Interconnect Agreement, Natural Gas Services Agreement, and Assignment and Bill of Sale with PGS LLC. Pursuant to these agreements, (i) our Pine Prairie subsidiary and PGS LLC agreed upon the terms pursuant to which PGS LLC would be allowed to connect its natural gas processing facility to Pine Prairie’s header system, including the agreement by Pine Prairie to reimburse PGS LLC for approximately $1.5 million of capital costs associated with construction of certain of such interconnect facilities, (ii) PGS LLC agreed to provide certain gas handling services to our Pine Prairie facility and pay a fixed $125,000 per month access fee in exchange for the right to process any volumes delivered to its facility by Pine Prairie and retain for its own account any liquefiable hydrocarbons extracted therefrom, and (iii) we sold two inactive and unused pipeline segments located near PGS LLC’s facility to PGS LLC in exchange for nominal consideration and without warranties of any kind. The Natural Gas Services Agreement has an initial term of ten years and is subject to annual renewals thereafter.

Natural Gas Sales

During 2011, we recognized approximately $2.3 million of revenues from sales of natural gas to PGS LLC.

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

Item 14.	Principal Accountant Fees and Services

The following table details the aggregate fees billed directly to us for professional services rendered by our independent auditor (in millions):

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Audit fees (1)	$0.7	$0.5
Audit -related fees	—	—
Tax fees (2)	0.3	0.1
All other fees	—	—

Total	$1.0	$0.6

(1)

Audit fees primarily relate to our annual audit (including internal control evaluation and reporting) and work performed on securities registration and other filings with the Securities and Exchange Commission.

(2)	Tax fees primarily consist of those associated with tax processing as well as the preparation of Forms K-1 for our unitholders.

Pre-Approval Policy

All services provided by our independent auditor are subject to pre-approval by our audit committee. The audit committee has instituted a policy that describes certain pre-approved non-audit services. We believe that the description of services is designed to be sufficiently detailed as to particular services provided, such that (i) management is not required to exercise judgment as to whether a proposed service fits within the description and (ii) the audit committee knows what services it is being asked to pre-approve. The audit committee is informed of each engagement of the independent auditor to provide services under the policy. All services provided by our independent auditor during the year ended December 31, 2011 were approved in advance by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to the Consolidated Financial Statements” set forth on Page F-1.

(2) Financial Statement Schedules

All schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAA NATURAL GAS STORAGE, L.P.
By: PNGS GP LLC, its general partner

Date: February 28, 2012	By:	/s/ Greg L. Armstrong
	Name:	Greg L. Armstrong
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2012	By:	/s/ Dean Liollio
	Name:	Dean Liollio
	Title:	President

Date: February 28, 2012	By:	/s/ Al Swanson
	Name:	Al Swanson
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Greg L. Armstrong	Chairman of the Board, Chief Executive Officer and Director of PNGS GP LLC (Principal Executive Officer)	February 28, 2012
Greg L. Armstrong

/s/ Dean Liollio	President and Director of	February 28, 2012
Dean Liollio	PNGS GP LLC
/s/ Al Swanson	Executive Vice President, Chief Financial Officer and Director of PNGS GP LLC (Principal Financial Officer)	February 28, 2012
Al Swanson
/s/ Donald C. O’Shea	Controller and Chief Accounting Officer of PNGS GP LLC (Principal Accounting Officer)	February 28, 2012
Donald C. O’Shea

/s/ Harry N. Pefanis	Vice Chairman and Director of	February 28, 2012
Harry N. Pefanis	PNGS GP LLC

/s/ Victor Burk	Director of	February 28, 2012
Victor Burk	PNGS GP LLC

/s/ Bobby S. Shackouls	Director of	February 28, 2012
Bobby S. Shackouls	PNGS GP LLC

/s/ Arthur L. Smith	Director of	February 28, 2012
Arthur L. Smith	PNGS GP LLC

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements
Management’s Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4
Consolidated Statements of Operations for the Periods Ended December 31, 2011, December 31, 2010, December 31, 2009 and September 2, 2009	F-5
Consolidated Statements of Changes in Partners’ Capital and Members’ Capital for the Periods Ended December 31, 2011, December 31, 2010, December 31, 2009 and September 2, 2009	F-6
Consolidated Statements of Cash Flows for the Periods Ended December 31, 2011, December 31, 2010, December 31, 2009 and September 2, 2009	F-7
Notes to the Consolidated Financial Statements	F-8

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Partnership’s internal control over financial reporting. Based on that evaluation, management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-3.

/s/ GREG L. ARMSTRONG
Greg L. Armstrong Chairman of the Board, Chief Executive Officer and Director of PNGS GP LLC (Principal Executive Officer)

/s/ AL SWANSON
Al Swanson Executive Vice President and Chief Financial Officer of PNGS GP LLC (Principal Financial Officer)

February 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner and Unitholders of

PAA Natural Gas Storage, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of changes in partners’ capital and members’ capital, present fairly, in all material respects, the financial position of PAA Natural Gas Storage, L.P. at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, the period of September 3, 2009 to December 31, 2009, and the period of January 1, 2009 to September 2, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our audit, which was an integrated audit in 2011 and 2010. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas	PricewaterhouseCoopers LLP
February 28, 2012

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$496	$346
Restricted cash	—	20,000
Accounts receivable	33,600	12,786
Natural gas inventory	50,942	57
Other current assets	8,917	2,687

Total current assets	93,955	35,876

Property and equipment
Property and equipment	1,311,553	892,645
Less: Accumulated depreciation, depletion and amortization	(31,140)	(14,837)

Property and equipment, net	1,280,413	877,808

Other assets
Base gas	48,432	37,498
Goodwill	325,470	24,966
Intangibles and other assets, net	101,729	22,580

Total other assets, net	475,631	85,044

Total assets	$1,849,999	$998,728

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$40,884	$14,006
Short-term debt	67,992	—
Accrued taxes	1,296	1,009

Total current liabilities	110,172	15,015
Long-term liabilities
Note payable to PAA	200,000	—
Long-term debt under credit agreements	253,508	259,900
Other long-term liabilities	693	423

Total long-term liabilities	454,201	260,323

Total liabilities	564,373	275,338
Commitments and contingencies (Note 13)
Partners’ capital
Common unitholders (59,193,825 units issued and outstanding at December 31, 2011)	1,037,161	474,489
Subordinated unitholders (25,434,351 units issued and outstanding at December 31, 2011)	230,359	236,853
General partner	28,156	13,637
Accumulated other comprehensive loss	(10,050)	(1,589)

Total partners’ capital	1,285,626	723,390

Total liabilities and partners’ capital	$1,849,999	$998,728

The accompanying notes are an integral part of these consolidated financial statements.

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	September 3, 2009 through December 31, 2009	January 1, 2009 through September 2, 2009
	(See Note 1)			(See Note 1)
Revenues
Firm storage services	$136,181	$90,965	$23,972	$42,649
Hub services	9,806	6,190	1,637	2,988
Natural gas sales	193,031	—	—	—
Other	3,946	3,132	(358)	1,292

Total revenues	342,964	100,287	25,251	46,929

Costs and expenses
Storage related costs	21,684	23,465	7,003	8,792
Natural gas sales costs	183,408	—	—	—
Other operating costs (except those shown below)	11,621	7,242	3,257	4,820
Fuel expense	4,924	2,368	578	1,816
General and administrative expenses	22,566	15,965	4,083	3,562
Depreciation, depletion and amortization	33,714	14,119	3,578	8,054

Total costs and expenses	277,917	63,159	18,499	27,044

Operating income	65,047	37,128	6,752	19,885
Other income/(expense)
Interest expense, net of capitalized interest	(5,354)	(7,323)	(4,262)	(4,352)
Other income/(expense)	5	(18)	(2)	(15)

Net income	$59,698	$29,787	$2,488	$15,518

Calculation of Limited Partner Interest in Net Income: (1)
Net income	$59,698	$24,359	n/a	n/a
Less general partner interest in net income	1,793	537	n/a	n/a

Limited partner interest in net income	$57,905	$23,822	n/a	n/a

Net income per limited partner unit (1)
Common and Series A subordinated units (2) (Basic)	$0.85	$0.54	n/a	n/a
Common and Series A subordinated units (2) (Diluted)	$0.85	$0.54	n/a	n/a
Weighted average limited partner units outstanding (1)
Common and Series A subordinated units (2) (Basic)	68,250	44,375	n/a	n/a
Common and Series A subordinated units (2) (Diluted)	68,267	44,383	n/a	n/a

(1)	Reflective of general and limited partner interest in net income since closing of the Partnership’s initial public offering. See Note 4, “Net Income per Limited Partner Unit.”
(2)	Excludes Series B subordinated units. See Note 4, “Net Income per Limited Partner Unit.”

The accompanying notes are an integral part of these consolidated financial statements.

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND MEMBERS’ CAPITAL

(in thousands)

		Partners’ Capital				Accumulated
		Limited Partners				Other
	Members’		Subordinated		General	Comprehensive
	Capital	Common	Series A	Series B	Partner	Income/(Loss)	Total
Predecessor
Balance at December 31, 2008	$380,301	$—	$—	$—	$—	$(17,071)	$363,230
Net income	15,518						15,518
Contributions from members	8,500						8,500
Distributions to members	(8,500)						(8,500)
Net derivative gain/loss on cash flow hedges						1,990	1,990

Balance at September 2, 2009	$395,819	$—	$—	$—	$—	$(15,081)	$380,738

Successor
Balance at September 2, 2009	$395,819	$—	$—	$—	$—	$(15,081)	$380,738
Net income	2,488						2,488
Net effect of pushdown accounting	34,437					15,081	49,518

Balance at December 31, 2009	$432,744	$—	$—	$—	$—	$—	$432,744

Net income prior to closing of initial public offering	5,428	—	—	—	—	—	5,428
Extinguishment of related party note payable to PAA	16,375	—	—	—	—	—	16,375
Contribution of net assets to PAA Natural Gas Storage, L.P.	(454,547)	205,422	158,088	78,888	12,149	—	—
Issuance of common units to public, net of offering and other costs	—	268,168	—	—	—	—	268,168
Modification of subordinated units	—	—	(22,903)	22,903	—	—	—
Equity compensation expense	—	369	—	—	1,446	—	1,815
Modification of LTIP awards	—	912	—	—	—	—	912
Net income subsequent to closing of initial public offering	—	16,971	6,851	—	537	—	24,359
Distributions to unitholders	—	(17,337)	(6,974)	—	(496)	—	(24,807)
Distribution equivalent right payments	—	(16)	—	—	—	—	(16)
Contribution from general partner	—	—	—	—	1	—	1
Net deferred loss on cash flow hedges	—	—	—	—	—	(1,589)	(1,589)

Balance at December 31, 2010	$—	$474,489	$135,062	$101,791	$13,637	$(1,589)	$723,390

Net income	—	47,780	10,125	—	1,793	—	59,698
Issuance of common units to public, net of offering and other costs	—	587,342	—	—	12,000	—	599,342
Equity compensation expense	—	510	—	—	2,988	—	3,498
Distributions to unitholders and general partner	—	(72,897)	(16,619)	—	(2,266)		(91,782)
Distribution equivalent right payments	—	(63)	—	—	—	—	(63)
Contribution from general partner	—	—	—	—	4	—	4
Net deferred loss on cash flow hedges	—	—	—	—	—	(8,461)	(8,461)

Balance at December 31, 2011	$—	$1,037,161	$128,568	$101,791	$28,156	$(10,050)	$1,285,626

The accompanying notes are an integral part of these consolidated financial statements.

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	September 3, 2009 through December 31, 2009	January 1, 2009 through September 2, 2009
	(See Note 1)			(See Note 1)
Cash flows from operating activities
Net income	$59,698	$29,787	$2,488	$15,518
Adjustments to reconcile to cash flow from operations
Depreciation, depletion and amortization	33,714	14,119	3,578	8,054
Gain on sale of base gas	(870)	—	—	—
Equity compensation expense	4,174	2,747	1,467	304
Non-cash interest expense on borrowings from parent, net	—	5,081	4,262	—
Unrealized gain on derivative instruments	(138)	(370)	—	—
Change in assets and liabilities, net of acquisitions
Accounts receivable and other assets	(17,214)	(5,264)	(480)	(2,166)
Natural gas inventory	(54,796)	—	—	—
Accounts payable and accrued liabilities	19,326	(1,739)	3,950	893

Net cash provided by operating activities	43,894	44,361	15,265	22,603

Cash flows from investing activities
Additions to property and equipment	(82,064)	(74,268)	(19,301)	(47,542)
Cash paid in connection with acquisition, net of cash acquired	(744,186)	—	—	—
Decrease/(Increase) in restricted cash	20,000	(20,000)	14,000	(6)
Net cash paid for base gas	(4,259)	(9,488)	(4,366)	(11,193)
Other investing activities	235	176	11	180

Net cash used in investing activities	(810,274)	(103,580)	(9,656)	(58,561)

Cash flows from financing activities
Borrowings under credit agreements	537,200	322,200	—	59,400
Repayments of borrowings under credit agreements	(475,600)	(62,300)	—	(29,900)
Repayments on term loan agreement	—	—	(25,213)	(1,225)
Borrowings from parent	200,000	24,000	2,400	—
Repayment of borrowings from parent	—	(468,363)	—	—
Net proceeds from issuance of common units	587,342	268,168	—	—
Costs incurred in connection with financing arrangements	(2,571)	(2,441)	—	(4,639)
Contributions from general partner	12,004	1	—	—
Distributions paid to unitholders	(89,516)	(24,311)	—	—
Distributions paid to general partner	(2,266)	(496)	—	—
Distribution equivalent right payments	(63)	(17)	—	—
Contributions from members	—	—	—	8,500
Distributions to members	—	—	—	(8,500)

Net cash provided by/(used in) financing activities	766,530	56,441	(22,813)	23,636

Net increase/(decrease) in cash and cash equivalents	150	(2,778)	(17,204)	(12,322)
Cash and cash equivalents
Beginning of period	346	3,124	20,328	32,650

End of period	$496	$346	$3,124	$20,328

Cash paid for interest, net of amounts capitalized	$5,323	$2,094	$—	$2,298

Cash paid for income taxes	$—	$—	$—	$795

Noncash Investing and Financing Activities
Change in non-cash asset purchases included in accounts payable	$(1,638)	$(2,872)	$1,008	$1,534

Non-cash interest capitalized on borrowings from parent	$—	$5,130	$5,362	$—

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

We currently own and operate three natural gas storage facilities located in Louisiana, Mississippi and Michigan. Our Pine Prairie and Southern Pines facilities are recently constructed, high-deliverability salt cavern natural gas storage complexes located in Evangeline Parish, Louisiana and Greene County, Mississippi, respectively. Our Bluewater facility is a depleted reservoir natural gas storage complex located approximately 50 miles from Detroit in St. Clair County, Michigan. As of December 31, 2011, through these facilities, PNG had a total of seven operational salt storage caverns and two depleted reservoirs used for natural gas storage, with an aggregate owned working gas storage capacity of approximately 76 billion cubic feet (“Bcf”). During the second half of 2010, we formed PNG Marketing, LLC as a commercial optimization company. PNG Marketing captures short-term market opportunities by utilizing a portion of our storage capacity and engaging in related commercial marketing activities.

On May 5, 2010, the Partnership completed its initial public offering (“IPO”) pursuant to which PAA sold an approximate 23.0% limited partner interest in the Partnership to the public. Immediately prior to the closing of the IPO, PAA and certain of its consolidated subsidiaries contributed 100.0% of the equity interests in PAA Natural Gas Storage, LLC (“PNGS”), the predecessor of the Partnership, and its subsidiaries to the Partnership. As of December 31, 2011, PAA owned approximately 64.1% of the equity interests in the Partnership, including our 2.0% general partner interest and limited partner interests consisting of 28,214,198 common units, 11,934,351 Series A subordinated units and 13,500,000 Series B subordinated units.

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

The accompanying consolidated financial statements include the accounts of PNG and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications do not affect net income attributable to the Partnership.

As used in this document, the terms “we,” “us,” “our” and similar terms refer to the Partnership and its subsidiaries, including its predecessors (when applicable), unless the context indicates otherwise.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We make significant estimates with respect to: (i) mark-to-market estimates of derivative instruments, (ii) accruals and contingent liabilities, (iii) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (iv) accruals related to incentive compensation, (v) valuation and recoverability of long-lived assets including property and equipment, intangible assets and goodwill, (vi) recognition of equity compensation plan expense and (vii) depreciation, depletion and amortization expense. Although we believe these estimates are reasonable, actual results could differ from these estimates.

Revenue Recognition - Gas Storage Services

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

Revenue Recognition - Natural Gas Sales

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

Revenue Recognition - Other Revenues

Other revenue includes revenues from the sale of crude oil and liquids produced in conjunction with the operation of our Bluewater facility, net of royalties and taxes and an access fee payable by Plains Gas Solutions, LLC (formerly known as CDM Max, LLC) (See Note 11). Additionally, we periodically sell any fuel-in-kind volumes in excess of actual volumes needed as fuel for our facilities. Such revenue is recognized at the time title to the product sold transfers to the purchaser or its designee. Other revenue also includes unrealized and realized gains and losses associated with certain commodity derivatives which we have entered into which have not been eligible for hedge accounting.

Storage Related Costs

Storage related costs consist of: (i) fees incurred to lease third party storage capacity and pipeline transportation capacity; and (ii) costs associated with certain loan services (see “Base Gas”). These costs are incurred to increase our operational flexibility and enhance the services we offer our customers.

Natural Gas Sales Costs

Natural gas sales costs include (i) the cost of natural gas, (ii) fees incurred for third-party transportation of gas acquired and sold and (iii) brokerage fees and commissions. Such costs are generally recognized at the time natural gas is sold by PNG Marketing. Natural gas sales costs also includes a portion of interest expense attributable to our hedged inventory (See Note 5). Natural gas sales costs for the year ended December 31, 2011 includes approximately $0.2 million of interest expense.

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

Income and Other Taxes

No provision for U.S. federal income taxes related to our operations is included in our consolidated financial statements as we are treated as a partnership not subject to federal income tax and the tax effect of our activities accrues to our members. Income tax expense shown on our consolidated statement of operations for applicable predecessor periods is related to tax obligations of our predecessor. Other income/(expense) for the period from January 1 through September 2, 2009 includes approximately $0.5 million of income tax expense. As a result of PAA obtaining control over us in conjunction with the PAA Ownership Transaction, we report income taxes on a consolidated basis with PAA and are allocated our share of applicable tax obligations. Such amounts were not material for any periods subsequent to the PAA Ownership Transaction.

At December 31, 2011 and 2010 we had an income tax refund receivable of approximately $0.8 million that is attributable to periods prior to the PAA Ownership Transaction.

At December 31, 2011 and 2010, we have no material assets, liabilities or accrued interest associated with uncertain tax positions.

Net Income Per Limited Partner Unit

Basic and diluted net income per unit is determined by dividing each class of limited partners’ interest in net income by the weighted average number of limited partner units for such class outstanding during the period. Pursuant to FASB guidance, the limited partners’ interest in net income is calculated by first reducing net income by the distribution pertaining to the current period’s net income (including the incentive distribution right in excess of the 2.0% general partner interest). Then, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner and limited partner interests in accordance with the contractual terms of the partnership agreement. Diluted earnings per limited partner unit, where applicable, reflects the potential dilution that could occur if securities or other agreements to issue additional units of a limited partner class, such as phantom unit awards, were exercised, settled or converted into such units.

Cash and Cash Equivalents and Restricted Cash

Cash, restricted cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. At December 31, 2011, cash and cash equivalents are concentrated in a single financial institution and at times may exceed federally insured limits. We periodically assess the financial condition of the financial institution and believe that our credit risk is minimal. In accordance with our policy, outstanding checks are classified as accounts payable rather than negative cash. As of December 31, 2011 and 2010, accounts payable included approximately $2.2 million and $0.4 million, respectively, of outstanding checks that were reclassified from cash and cash equivalents to accounts payable and accrued liabilities. As of December 31, 2010, restricted cash consists of a $20 million deposit held in escrow in conjunction with the acquisition discussed in Note 3.

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

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of an outstanding receivable balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method. As of December 31, 2011 and 2010, substantially all of our accounts receivable were current and we had no allowance for doubtful accounts. We have not had any material accounts receivable write-offs since our inception.

Inventory

Natural gas inventory is valued at the lower of cost or market, with cost determined using an average cost method within specified inventory pools. As of December 31, 2011, PNG owned approximately 16.2 Bcf of natural gas inventory with a carrying value of approximately $50.9 million. Our natural gas inventory balance at December 31, 2011 reflects a lower of cost or market adjustment of approximately $6.0 million. The recognition of this adjustment, a component of natural gas sales costs in our accompanying consolidated statements of operations, was offset by the recognition of approximately $6.0 million of unrealized gains on derivative instruments (see Note 7) being utilized to hedge the future sales of our natural gas inventory. Accounts payable and accrued liabilities includes approximately $16.1 million due to counterparties for natural gas purchases as of December 31, 2011.

Gas Imbalances

We value gas imbalances due to or from interconnecting pipelines at market price as of the balance sheet date. Gas imbalances represent the difference between customer nominations and actual gas receipts from and gas deliveries to our interconnecting pipelines under various operational balancing agreements. As the settlements of imbalances are in-kind, changes in the balances do not typically have an impact on our earnings or cash flows. Gas imbalances are reflected as components of other currents assets and accounts payable and accrued liabilities on our consolidated balance sheets.

Property and Equipment

In accordance with our capitalization policy, costs associated with acquisitions and improvements that expand our existing capacity, including related interest costs, are capitalized. In addition, we capitalize expenditures made for the purpose of maintaining or replacing the operating capacity, service capability and/or functionality of our existing assets. Repair and maintenance expenditures incurred in order to maintain the day-to-day operation of our existing assets are charged to expense as incurred.

In conjunction with the development and expansion of our natural gas storage facilities, we capitalize direct costs associated with the development and construction projects. We also capitalize interest associated with projects that have not yet been placed into service. Capitalized interest was $10.9 million for the year ended December 31, 2011, $7.6 million for the year ended December 31, 2010 and $5.4 million and $10.2 million for the periods September 3, 2009 through December 31, 2009 and January 1, 2009 through September 2, 2009, respectively.

Base Gas

Base gas volumes at December 31, 2011 and 2010 consisted of 14.1 Bcf and 11.2 Bcf of natural gas in our storage facilities, respectively, which is necessary to operate the facility. Base gas is carried at historical cost with the exception of 5.0 Bcf that was recorded at fair value as of September 2, 2009 in conjunction with the PAA Ownership Transaction and approximately 2.2 Bcf of native natural gas within depleted reservoirs that is ascribed zero value due to uncertainty regarding our ability to ultimately recover such gas. The level of necessary base gas fluctuates based on the utilization of the caverns and reservoirs. At times, dependent on market conditions and utilization of the facilities, base gas may be loaned to customers. We classify amounts outstanding under base gas loans as a component of base gas in the accompanying consolidated financial statements. This gas will continue to be utilized as base gas, a long-term asset, upon settlement of the loan. As of December 31, 2011, we had outstanding loan agreements totaling approximately 12 Bcf of natural gas, substantially all of which is scheduled to be returned to us in the first half of 2012 in accordance with the terms of the agreements.

Approximately 3.0 Bcf of natural gas inventory acquired in conjunction with the Southern Pines Acquisition (See Note 3), with an acquired fair value of approximately $11.9 million, was sold (for no material gain or loss) after the acquisition to facilitate certain cavern development efforts. Upon completion of these activities, we purchased a similar volume of natural gas for approximately $13.6 million (including approximately $2.9 million related to derivative settlements) and designated this gas as base gas at Southern Pines.

During the year ended December 31, 2011, we sold approximately 2.0 Bcf of base gas for approximately $8.9 million and recognized total gains of approximately $0.9 million on these sales. Approximately $4.3 million of proceeds from a sale which occurred in December 2011 was not collected until January 2012. Also during 2011, we purchased approximately 1.2 Bcf of base gas for approximately $7.1 million (including approximately $1.8 million related to derivative settlements).

Net cash paid for base gas of approximately $4.3 million reflected on our consolidated statement of cash flows for the year ended December 31, 2011 consists of cash paid in conjunction with base gas purchases of approximately $8.9 million less cash received from base gas sales of approximately $4.6 million.

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

We periodically evaluate property and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. In determining the existence of an impairment in carrying value, we make a number of subjective assumptions as to:

•	Whether there is an indication of impairment;

•	The grouping of assets;

•	The intention of “holding” , “abandoning” or “selling” an asset;

•	The forecast of undiscounted expected future cash flow over the asset’s estimated useful life; and

•	If an impairment exists, the fair value of the asset or asset group.

There were no impairments of long-lived assets in the 2011, 2010 or 2009 periods.

Goodwill and Other Intangible Assets

We test goodwill at least annually and on an interim basis if a triggering event occurs to determine whether an impairment has occurred. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. Our reporting units are our operating segments. Our operating segments are our Bluewater facility, our Pine Prairie facility and our Southern Pines facility (see Note 17). It is a two step process to test goodwill for impairment. In Step 1, we compare the fair value of the reporting unit with the respective book values, including goodwill. When the fair value is greater than book value, then the reporting unit’s goodwill is not considered impaired. If the book value is greater than fair value, then we proceed to Step 2. In Step 2, we compare the implied fair value of the reporting unit’s goodwill with the book value. A goodwill impairment loss is recognized if the carrying amount exceeds its fair value. In conjunction with the PAA Ownership Transaction, we revalued all of our assets and liabilities to fair value, resulting in an adjusted goodwill balance of approximately $24.5 million at September 3, 2009. We test goodwill at least annually on June 30 of each year to determine if an impairment has occurred. There were no goodwill impairments during the 2011, 2010 and 2009 periods.

We amortize finite lived intangible assets over our best estimate of their useful life and in the periods that we estimate that the economic benefits of the intangible assets are realized. An impairment loss is recognized for intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. Other than the customer contracts which were acquired in conjunction with the Southern Pines Acquisition (see Note 3) intangible assets are generally amortized on a straight-line basis.

Derivative Instruments and Hedging Activities

We record all open derivative instruments on the balance sheet as either assets or liabilities measured at their fair value pursuant to FASB guidance. This guidance requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. For derivative instruments designated as cash flow hedges, the effective portion of the change in fair value is deferred in accumulated other comprehensive income/(loss) and reclassified into earnings when the underlying hedged transaction affects earnings. All of our derivatives that qualify for hedge accounting are designated as cash flow hedges. With the exception of cash settlements associated with derivatives utilized to hedge base gas purchases or capital expansion activities, which are reflected as investing cash flows, cash settlements associated with our derivative activities are reflected as operating cash flows in our consolidated statements of cash flows. We have determined that all of our physical natural gas purchase and sale agreements qualify for the NPNS exclusion. See Note 7 for further discussion of derivatives.

Fair Value

Among other things, ASC 820 “Fair Value Measurements and Disclosures” requires enhanced disclosures about assets and liabilities carried at fair value. As defined in ASC 820, fair value is the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). See Note 8 for further discussion.

Environmental Matters

We record environmental liabilities when environmental assessments and/or remediation efforts are probable and we can reasonably estimate the costs. Generally, our recording of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Management is not aware of any association with any known material environmental liabilities as of December 31, 2011.

Recent Accounting Pronouncements

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test, and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors to determine whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for impairment tests performed during fiscal years (and interim periods within those years) that begin after December 15, 2010. We adopted this guidance on January 1, 2011; however, as we currently do not have any reporting units with a zero or negative carrying amount, our adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

In January 2010, the FASB issued guidance to enhance disclosures related to the existing fair value hierarchy disclosure requirements. The fair value hierarchy consists of designation to one of three levels based on the nature of the inputs used in the valuation process. Level 1 measurements generally reflect quoted market prices in active markets for identical assets or liabilities, level 2 measurements generally reflect the use of significant observable inputs and level 3 measurements typically utilize significant unobservable inputs. This new guidance requires a gross presentation of activities within the level 3 rollforward. This guidance was effective for annual and interim reporting periods beginning after December 15, 2010. We adopted this guidance on January 1, 2011. See Note 8 for additional disclosure. Our adoption did not have a material impact on our financial position, results of operations, or cash flows.

Accounting Pronouncements Not Yet Effective

In December 2011, the FASB issued an accounting standard update that will require disclosure of information to help reconcile differences in the offsetting requirements for assets and liabilities under U.S. GAAP and IFRS. Under this new guidance, entities are required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. Entities will need to provide the following enhanced disclosures for both assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. Accordingly, the adoption of this guidance is not expected to have a material impact on our financial position as this standard only impacts the presentation of such financial information. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

In September 2011, the FASB issued guidance to simplify the goodwill impairment test by permitting entities to perform a qualitative assessment to determine whether further impairment testing is necessary. If qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, an entity need not perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with earlier adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. This guidance requires entities to present reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement in which the components of net income and components of other comprehensive income are presented. It also eliminates the current option under U.S. GAAP to present components of other comprehensive income within the statement of changes in stockholders’ equity. The components of comprehensive income will be required to be presented within either (i) a single continuous statement of comprehensive income or (ii) two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. Since this issuance only impacts the presentation of such financial information, adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows. On December 23, 2011, the FASB issued guidance deferring the new requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value in an effort to improve consistency with international reporting standards. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

Note 3—Acquisitions

On February 9, 2011, we completed the acquisition of SG Resources Mississippi, L.L.C., owner of the Southern Pines Energy Center natural gas storage facility (the “Southern Pines Acquisition”). The purchase price was approximately $765 million (approximately $750 million, net of cash and other working capital acquired).

The fair value of the assets and liabilities acquired in the Southern Pines Acquisition is preliminary and subject to change, pending finalization of the valuation of the assets and liabilities acquired. Several factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired. Such factors include the strategic location of the Southern Pines facility, the limited alternative locations and the extended lead times required to develop and construct such facility, along with its operational flexibility, organic expansion capabilities and synergies anticipated to be obtained from combining Southern Pines with our existing asset base.

The preliminary purchase price allocation is as follows (in millions):

Description	Amount	Average Depreciable Life (in years)
Inventory	$14	n/a
Property and equipment	341	5 —70
Base gas	3	n/a
Other working capital (including approximately $13 million of cash acquired)	14	n/a
Intangible assets	92	2 —10
Goodwill	301	n/a

Total	$765

Our purchase price allocation is preliminary pending completion of internal valuation procedures primarily related to the valuation of intangible assets and the various components of the property and equipment acquired. The preliminary allocation of fair value to intangible assets above is comprised of a tax abatement valued at approximately $15 million and contracts valued at approximately $77 million, which have lives ranging from 2 — 10 years. Amortization of customer contracts under the declining balance method of amortization was approximately $12.8 million during the year ended December 31, 2011 and is estimated to be approximately $14.2 million, $13.3 million, $11.0 million and $8.3 million for the years ending December 31, 2012, 2013, 2014 and 2015, respectively. Goodwill or indefinite lived intangible assets will not be subject to depreciation or amortization, but will be subject to periodic impairment testing and, if necessary, will be written down to fair value should circumstances warrant. We expect to finalize our purchase price allocation during the first quarter of 2012.

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

In conjunction with the Southern Pines Acquisition, we arranged financing totaling approximately $800 million to fund the purchase price, closing costs and the first 18 months of expected expansion capital. The financing consisted of $200 million of borrowings under a promissory note from PAA (see Note 5) and approximately $600 million from the issuance of our common units (see Note 6).

During the year ended December 31, 2011, we incurred approximately $4.1 million of acquisition-related costs associated with the Southern Pines Acquisition. Such costs are reflected as a component of general and administrative expenses in our consolidated statements of operations.

In May 2011, we entered into an agreement with the former owners of SG Resources Mississippi, L.L.C. with respect to certain outstanding issues and purchase price adjustments as well as the distribution of the remaining 5% of the purchase price that was escrowed at closing (totaling $37.3 million). Pursuant to this agreement, we received approximately $10 million and the balance was remitted to the former owners. Funds received were used to fund anticipated facility development and other related costs identified subsequent to closing. Approximately $2.7 million of capital expenditures were incurred related to matters covered by the agreement through December 31, 2011. Remaining amounts, included as a component of accounts payable and accrued liabilities as of December 31, 2011, will be utilized to offset applicable cavern development expenditures as incurred. Any remaining amounts upon completion of applicable cavern development procedures will reduce goodwill. Additionally, as part of this agreement, the parties executed releases of any existing and future claims, subject to customary carve-outs.

Pro Forma Results

Total revenues generated by our Southern Pines facility of approximately $43.3 million for the period from February 9, 2011 (date of acquisition) through December 31, 2011 are included in our consolidated statements of operations for the year ended December 31, 2011. Disclosure of the earnings of our Southern Pines facility since the acquisition date is not practicable as it is not being operated as a standalone subsidiary.

Selected unaudited pro forma results of operations for the years ended December 31, 2011 and 2010, assuming the Southern Pines Acquisition had occurred on January 1, 2010, are presented below (in thousands, except per unit amounts):

	2011	2010
Total revenues	$346,927	$137,821
Net income(1)	$65,002	$40,998
Limited partner interest in net income(2)	$63,103	$35,279
Net income per limited partner unit(3)
Basic	$0.89	$0.49
Diluted	$0.89	$0.49

(1)	Amount for the 2010 period includes approximately $4.1 million of acquisition costs associated with the Southern Pines Acquisition.
(2)	Amount for the 2010 period represents portion of net income attributable to limited partner interests for the period subsequent to the closing of our initial public offering on May 5, 2010.
(3)	Excludes Series B subordinated units. See Note 4, “Net Income per Limited Partner Unit.”

Note 4—Net Income Per Limited Partner Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the year ended December 31, 2011 and for the period from May 5, 2010 (the closing of our initial public offering) through December 31, 2010 (amounts in thousands, except per unit data):

	Year Ended December 31, 2011	May 5, 2010 to December 31, 2010
Net income	$59,698	$24,359
Less: General partner’s incentive distribution (1)	611	51
Less: General partner 2.0% ownership	1,182	486

Net income available to limited partners	$57,905	$23,822

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income amongst limited partner interests:
Net income allocable to common units	$47,780	$16,971
Net income allocable to Series A subordinated units	10,125	6,851
Net income allocable to Series B subordinated units (2)	—	—

Net income available to limited partners	$57,905	$23,822

Denominator:
Basic weighted average number of limited partner units outstanding: (2)
Common units	56,316	31,586
Series A subordinated units	11,934	12,789
Series B subordinated units	13,500	12,645
Diluted weighted average number of limited partner units outstanding: (2)(3)(4)
Common units	56,333	31,594
Series A subordinated units	11,934	12,789
Series B subordinated units	13,500	12,645

Basic and diluted net income per limited partner unit: (2)(3)(4)
Common units	$0.85	$0.54
Series A subordinated units	$0.85	$0.54
Series B subordinated units	$—	$—

(1)

Based on the amount of the distribution declared per common and Series A subordinated limited partner units related to earnings for the applicable periods, our general partner was not entitled to receive any incentive distributions prior to the fourth quarter of 2010.

(2)

During all periods presented, our Series B subordinated units were not entitled to participate in our earnings, losses or distributions in accordance with the terms of our partnership agreement as necessary performance conditions have not been satisfied. As a result, no earnings were allocated to the Series B subordinated units in our determination of basic and diluted net income per limited partner unit for each of the periods presented.

(3)

Substantially all of our LTIP awards (described in Note 12), which are equity classified awards, contain provisions whereby vesting occurs only upon the satisfaction of a performance condition. None of these performance conditions had been satisfied during any of the periods presented. As such, our outstanding LTIP awards did not have a material impact in our determination of diluted net income per limited partner unit during any of the periods presented.

(4)

The conversion of (i) our Series A subordinated units to common units and (ii) our Series B subordinated units to Series A subordinated units or common units is subject to certain performance conditions. None of these performance conditions had been satisfied as of December 31, 2011 therefore, there is no dilutive impact of such units in our determination of diluted net income per limited partner unit for any of the periods presented.

Note 5—Debt

Credit Agreement

In August 2011, we entered into a new $450 million five-year senior unsecured credit agreement, which provides for (i) $250 million under a revolving credit facility, which may be increased at our option to $450 million (subject to receipt of additional or increased lender commitments) and (ii) two $100 million term loan facilities (the “GO Zone Term Loans”) pursuant to the purchase, at par, of the GO Bonds we acquired in conjunction with the Southern Pines Acquisition (see Note 3). The revolving credit facility expires in August 2016. The purchasers of the two GO Zone Term Loans have the right to put, at par, to PNG the GO Zone Term Loans in August 2016. The GO Bonds mature by their terms in May 2032 and August 2035, respectively. Borrowings under the revolving credit facility accrue interest, at our election, on either the Eurodollar

Rate or the Base Rate, in each case plus an applicable margin. The GO Zone Term Loans accrue interest in accordance with the interest payable on the related GO Bonds purchased with respect thereto as provided in such GO Bonds and the GO Bonds Indenture pursuant to which such GO Bonds are issued and governed, which generally provides that interest on the outstanding principal amount of (i) the GO Bonds 2009 shall accrue at a rate per annum equal to 75% of the sum of (a) the one-month Eurodollar Rate, plus (b) an applicable margin and (ii) the GO Bonds 2010 shall accrue at a rate per annum equal to 67% of the sum of (a) the one-month Eurodollar Rate plus (b) an applicable margin. Fees on issued letters of credit accrue at the applicable margin for Eurodollar Rate Loans, and a commitment fee accrues at an applicable margin. The applicable margin used in connection with interest rates and fees is based on our consolidated leverage ratio (as defined in the agreement) at the applicable time. This new credit agreement replaced our $400 million, three year senior unsecured revolving credit facility that was scheduled to mature in May 2013.

Our new credit agreement contains covenants and events of default which are substantially consistent with those contained in our previous credit facility. Our new credit agreement restricts, among other things, our ability to make distributions of available cash to unitholders if any default or event of default, as defined in the credit agreement, exists or would result therefrom. In addition, the credit agreement contains restrictive covenants, including those that restrict our ability to grant liens, incur additional indebtedness, engage in certain transactions with affiliates, engage in substantially unrelated businesses, sell substantially all of our assets or enter into a merger or consolidation, and enter into certain burdensome agreements. In addition, the credit agreement contains certain financial covenants which, among other things, requires us to maintain a debt-to-EBITDA coverage ratio that will not be greater than 5.00 to 1.00 on outstanding debt (5.50 to 1.00 during an acquisition period) and also requires that we maintain an EBITDA-to-interest coverage ratio that will not be less than 3.00 to 1.00, as such terms are defined in the credit agreement.

As of December 31, 2011, borrowings of approximately $321.5 million were outstanding under our new credit agreement, which includes approximately $121.5 million under the revolving credit facility. The weighted average interest rate on all borrowings outstanding under our new credit agreement as of December 31, 2011 was approximately 1.9% (including commitment fees). As of December 31, 2011, borrowings of approximately $68.0 million under our revolving credit facility are classified as short-term debt. We classify as short-term debt any borrowings under our revolving credit facility which have been designated as working capital borrowings and must be repaid within one year. Such borrowings are primarily related to a portion of our funded hedged natural gas inventory.

Our revolving credit facility includes the ability to issue letters of credit. As of December 31, 2011, we had $3.0 million of outstanding letters of credit under our revolving credit facility.

As of December 31, 2011, we were in compliance with the covenants required by our new credit agreement.

At December 31, 2010, borrowings of approximately $260 million were outstanding under our previous revolving credit facility, which was entered into in April 2010, subject to consummation of our initial public offering. This facility was a three-year, $400.0 million senior unsecured revolving credit facility that was scheduled to mature in May 2013. This credit facility bore interest based on LIBOR plus an applicable margin (approximately 3.4% in the aggregate including commitment fee as of December 31, 2010) determined based on funded debt-to-EBITDA levels (as defined in the credit agreement).

Borrowings from PAA

On February 9, 2011, in connection with the Southern Pines Acquisition (see Note 3), the Partnership borrowed $200 million from PAA pursuant to a three-year promissory note bearing interest at an annual rate of 5.25% (the “PAA Promissory Note”). Interest on the PAA Promissory Note is paid semiannually on the last business day of June and December. Interest paid to PAA attributable to the PAA Promissory Note during the year ended December 31, 2011 was approximately $9.3 million.

Immediately prior to our initial public offering, approximately $484.8 million was outstanding on a related party note payable to PAA, which was entered into in conjunction with the PAA Ownership Transaction. The note accrued interest and was payable in kind, at a rate of 6.5%. As discussed in Note 6, net proceeds of our initial public offering, along with borrowings under the then outstanding credit facility, were used to repay approximately $468.4 million of the related party note. The remaining balance of approximately $16.4 million was extinguished and treated as a capital contribution by PAA as part of PAA’s initial investment in the Partnership.

Debt Issuance Costs and Capitalized Interest

In conjunction with the modification of our credit agreements in August 2011, we incurred approximately $2.4 million of debt issuance costs, which, together with the remaining unamortized debt issuance costs on our previous revolving credit facility, will be amortized over the term of our new credit agreement. Approximately $2.4 million of debt issuance costs were incurred during the year ended December 31, 2010 related to our previous credit facility. Additionally, we accelerated the recognition of approximately $0.1 million of debt issuance costs related to our previous credit facility attributable to certain lenders that did not participate in our new credit agreement.

Capitalized interest for the periods ended December 31, 2011, December 31, 2010, December 31, 2009 and September 2, 2009 was approximately $10.9 million, $7.6 million, $5.4 million and $10.2 million, respectively.

Note 6—Partners’ Capital and Distributions

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

On May 5, 2010, the Partnership issued approximately 13.5 million common units to the public, which included approximately 1.8 million common units issued pursuant to the full exercise of the underwriters’ over-allotment option, through an underwritten initial public offering representing an approximate 23.0% limited partner interest in us. Upon closing of the initial public offering and after giving effect to the exercise of the underwriters’ over-allotment option, PAA and its subsidiaries retained an approximate 77.0% equity interest in the Partnership, consisting of approximately 18.1 million common units, approximately 13.9 million Series A subordinated units, 11.5 million Series B subordinated units and a 2.0% general partner interest in us. Total proceeds of the initial public offering were approximately $289.8 million. After deducting underwriting discounts and commissions and direct offering expenses, net proceeds of the offering were approximately $268.2 million. Net proceeds of the offering, along with $200.0 million of borrowings under the Partnership’s then outstanding $400.0 million senior unsecured revolving credit facility, were used to repay intercompany indebtedness owed to PAA. The remaining balance of the intercompany indebtedness owed to PAA of approximately $16.4 million was extinguished and treated as a capital contribution and part of PAA’s initial investment in the Partnership.

Equity Issuances

On February 8, 2011, in connection with the Southern Pines Acquisition, we completed the sale in a private placement of approximately 17.4 million common units to third-party purchasers and approximately 10.2 million common units to PAA for total proceeds of approximately $600 million, including PAA’s proportionate general partner contribution. As a result of this transaction, PAA’s equity ownership in the Partnership was reduced from approximately 77% to approximately 64%. We entered into Registration Rights Agreements with the third-party purchasers providing them with certain rights relating to registration of the resale of the common units under the Securities Act. The registration of the resale of these units was completed in August 2011.

Outstanding Units

From the closing of our initial public offering on May 5, 2010 through December 31, 2011, changes in our issued and outstanding common, Series A subordinated and Series B subordinated units were as follows:

		Subordinated
	Common	Series A	Series B	Total
Balance, May 5, 2010	—	—	—	—
Initial public offering	31,584,529	13,934,351	11,500,000	57,018,880
Modification of subordinated units	—	(2,000,000)	2,000,000	—
Vesting of LTIP awards	1,876	—	—	1,876

Balance, December 31, 2010	31,586,405	11,934,351	13,500,000	57,020,756

Units issued in private placements	27,598,045	—	—	27,598,045
Vesting of LTIP awards	9,375	—	—	9,375

Balance, December 31, 2011	59,193,825	11,934,351	13,500,000	84,628,176

Modification of subordinated units

In August 2010, our general partner amended and restated the Amended and Restated Agreement of Limited Partnership of the Partnership (the “Second Amended and Restated Agreement”) to increase our distribution coverage and growth profile of our common and Series A subordinated units and improve our posture with respect to potential acquisitions. The Second Amended and Restated Agreement reduced the number of Series A subordinated units held by PAA by 2.0 million units and increased the number of Series B subordinated units held by PAA by an equivalent amount. The Second Amended and Restated Agreement also established two additional tranches of Series B subordinated units. We accounted for this transaction as an exchange between entities under common control and, accordingly, reclassified approximately $22.9 million (the book value of 2.0 million Series A subordinated units at the time of the transaction) from the Series A subordinated unit limited partner capital account to the Series B subordinated unit limited partner capital account in our accompanying consolidated statement of changes in partners’ capital and members’ capital.

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

In February 2012, certain conversion terms of the Series B subordinated units were modified (see Note 18 for further discussion). Prior to this modification, the terms for conversion of the Series B subordinated units into Series A subordinated units upon satisfaction of the following operational and financial conditions were as follows:

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

If cash distributions to our unitholders exceed $0.3375 per common unit and Series A subordinated unit in any quarter, our general partner will receive, in addition to distributions on its 2.0% general partner interest, incentive distributions in increasing percentages, up to 48.0%, of the cash we distribute in excess of that amount as follows:

	Total Quarterly Distributions	Marginal Percentage
	per Common Unit and	Interest in Distributions
	Series A Subordinated Unit	Unitholders	General Partner
Minimum quarterly distribution	$0.3375	98.0%	2.0%
First target distribution	Above $0.3375 up to $ 0.37125	85.0%	15.0%
Second target distribution	above $0.37125 up to $ 0.50625	75.0%	25.0%
Thereafter	above $0.50625	50.0%	50.0%

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

The following table details the distributions subsequent to our initial public offering (in millions, except per unit amounts):

			Distributions Paid
			Series A				Distributions
		Common	Subordinated	General Partner			per limited
Date Declared	Date Paid or To Be Paid	Units	Units	Incentive	2%	Total	partner unit
January 12, 2012 (1)	February 14, 2012	$21.2	$4.3	$0.2	$0.5	$26.2	$0.3575
October 11, 2011	November 14, 2011	$21.2	$4.3	$0.2	$0.5	$26.2	$0.3575
July 11, 2011	August 12, 2011	$20.4	$4.1	$0.1	$0.5	$25.1	$0.3450
April 11, 2011	May 13, 2011	$20.4	$4.1	$0.1	$0.5	$25.1	$0.3450
January 12, 2011	February 14, 2011	$10.9	$4.1	$0.1	$0.3	$15.4	$0.3450
October 12, 2010	November 12, 2010	$10.7	$4.0	$—	$0.3	$15.0	$0.3375
July 13, 2010	August 13, 2010 (2)	$6.7	$2.9	$—	$0.2	$9.8	$0.2114

(1)	Payable to unitholders of record on February 3, 2012, for the period October 1, 2011 through December 31, 2011.
(2)	Amount represents a quarterly distribution of $0.3375 per unit prorated from the May 5, 2010 closing date of the IPO through June 30, 2010.

Note 7—Derivative Instruments and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so. Our policy is to use derivative instruments for risk management purposes and not for the purpose of speculating. We use various derivative instruments to (i) manage our price exposure associated with anticipated purchases or sales of natural gas and (ii) manage our exposure to interest rate risk. Our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking hedges. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives used in a transaction are highly effective in offsetting changes in cash flows of hedged items.

Commodity Price Risk Hedging

Our core business activities contain certain commodity price-related risks that we manage in various ways, including the use of derivative instruments. The material commodity-related risks inherent in our business activities can be summarized into the following general categories:

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell natural gas and sell crude oil produced at our Bluewater facility. We use various derivatives, including index swaps and basis swaps, to manage the associated risks and to optimize profits. As of December 31, 2011, net derivative positions related to these activities included:

•	A short swap position of approximately 14.6 Bcf through April 2012 related to anticipated sales of natural gas.

•	A long swap position of approximately 0.6 Bcf through April 2013 related to anticipated purchases of natural gas.

•	A short swap position of approximately 22,000 barrels through December 2012, which hedge a portion of our anticipated sales of crude oil produced at our Bluewater facility.

Base Gas Management — Our gas storage facilities require minimum levels of base gas to operate. For our natural gas storage facilities that are under construction, we anticipate purchasing base gas in future periods as construction is completed. We use derivatives to hedge such anticipated purchases of natural gas. As of December 31, 2011, we have a long swap position of approximately 3.0 Bcf through April 2013 related to anticipated base gas purchases.

Interest Rate Risk Hedging

We use interest rate derivatives to hedge the underlying benchmark interest rate associated with borrowings outstanding under our credit agreement. During June and August 2011, we entered into three interest rate swaps to fix the interest rate on a portion of our outstanding debt. The swaps have an aggregate notional amount of $100 million with an average fixed rate of 0.95%. Two of these swaps terminate in June 2014 and the remaining swap terminates in August 2014. These swaps are designated as cash flow hedges. As of December 31, 2011, accumulated other comprehensive income (“AOCI”) includes deferred losses of $0.4 million that relate to open interest rate derivatives that were designated for hedge accounting. The deferred loss related to these instruments will be recognized as a component of interest expense over the terms of the hedged debt instruments.

Summary of Financial Statement Impact

For derivatives that qualify as a cash flow hedge, changes in fair value of the effective portion of the hedges are deferred in AOCI and recognized in earnings in the periods during which the underlying physical transactions impact earnings. Derivatives that do not qualify or were not designated for hedge accounting and the portion of cash flow hedges that are not highly effective in offsetting change in cash flows of the hedged items are recognized in earnings each period.

A summary of the impact of our derivative activities recognized in earnings for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31, 2011			Year Ended December 31, 2010
Location of Gain/(Loss)	Derivatives in Hedging Relationships(1)(2)(4)	Derivatives not Designated as a Hedge(3)	Total	Derivatives in Hedging Relationships(1)(2)(4)	Derivatives not Designated as a Hedge (3)	Total
Commodity Derivatives
Natural gas sales	$18,614	$148	$18,762	$—	$—	$—
Natural gas sales costs	5,973	—	5,973	—	—	—
Other Revenues	132	6	138	816	(435)	381

Interest Rate Derivatives
Interest expense	(327)	—	(327)	—	—	—

Total Gain/(Loss) on Derivatives Recognized in Net Income	$24,392	$154	$24,546	$816	$(435)	$381

(1)

Amounts reported as a component of Natural Gas Sales represent derivative gains and losses that were reclassified from AOCI to earnings during the period to coincide with the earnings impact of the respective hedged transaction.

(2)	Amounts reported as a component of Other Revenues include the ineffective portion of our cash flow hedges recognized in earnings.
(3)	Amounts include realized and unrealized gains or losses for derivatives that did not qualify or were not designated for hedge accounting during the period.
(4)

Amounts include unrealized gains of approximately $6.0 million reclassified from AOCI to earnings for the year ended December 31, 2011 to offset a lower of cost or market adjustment relating to the carrying value of our inventory.

The following table summarizes the derivative assets and liabilities on our consolidated balance sheet on a gross basis as of December 31, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$31,541	Other current assets	$(16,766)
	Other long-term assets	3,292	Other long-term assets	(1,896)
Interest rate derivatives			Other current liabilities	(236)
			Other long-term liabilities	(212)

Total derivatives designated as hedging instruments		$34,833		$(19,110)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$138	Other current assets	$(515)
	Other long-term assets	5

Total derivatives not designated as hedging instruments		$143		$(515)

Total Derivatives		$34,976		$(19,625)

The following table summarizes the derivative assets and liabilities on our consolidated balance sheet on a gross basis as of December 31, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$43	Other current assets	$(4)

Total derivatives designated as hedging instruments		$43		$(4)

As of December 31, 2011, there was a net loss of $10.1 million deferred in AOCI. Amounts deferred in AOCI include amounts associated with settled derivatives for which the underlying anticipated hedge transactions are still probable of occurring. The deferred loss in AOCI is expected to be reclassified to future earnings contemporaneously with the earnings recognition of the underlying hedged transactions. Certain underlying hedged transactions are for base gas purchases or other capital expansion expenditures. As we account for base gas as a long-term asset, which is not subject to depreciation, amounts related to base gas will not be reclassified to future earnings until such gas is sold or in the event an impairment charge is recognized in the future. Amounts related to other capital expansion activities will be reclassified to future earnings over the estimated useful live of the applicable asset. Deferred losses of approximately $7.1 million (including $4.7 million associated with base gas purchases) are included in AOCI as of December 31, 2011. Remaining amounts in AOCI as of December 31, 2011 are associated with both open and settled derivative positions. Of the total net loss deferred in AOCI at December 31, 2011, we expect to reclassify a net loss of approximately $3.8 million to earnings in the next twelve months. Amounts deferred are predominately based on market prices at the current period end, thus actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

During the year ended December 31, 2011, we reclassified a gain of approximately $0.7 million from AOCI to natural gas sales when it was deemed probable the anticipated hedged transactions would not occur. During the year ended December 31, 2010, no amounts were reclassified from AOCI as a result of hedged transactions being deemed probable that the underlying hedged transaction would not occur.

Amounts recognized in AOCI for derivatives and amounts reclassified to earnings during the years ended December 31, 2011 and 2010 are as follows (in thousands):

	For the Years Ended December 31,
	2011	2010
Commodity derivatives, net (1)	$16,574	$(773)
Interest rate derivatives, net (1)	(775)	—
Reclassification adjustments, net (2)	(24,260)	(816)

Total	$(8,461)	$(1,589)

(1)

Amounts reflect net unrealized derivative gains and losses deferred in AOCI for the period. Negative amounts represent a net deferral of losses and positive amounts reflect a net deferral of gains on the applicable activity.

(2)

Reclassification adjustments represent transfers of deferred gains and losses out of AOCI and into earnings for the period. Negative amounts represent the reclassification of previously deferred net gains into earnings and positive amounts represent the reclassification of previously deferred net losses into earnings for the period. Reclassification adjustments may include realization of amounts originally deferred to AOCI in both the current period as well as prior periods.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting agreement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our commodity derivatives, which are all exchange-traded or exchange-cleared, are transacted through a brokerage account and are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. As of December 31, 2011, we had a net broker payable of approximately $8.6 million (consisting of initial margin of $5.7 million decreased by $14.3 million of variation margin returned to us). Our interest rate derivatives, which are over-the-counter instruments, do not have margin requirements. At December 31, 2011 and 2010, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

Note 8—Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which affects the placement of assets and liabilities within the fair value hierarchy levels.

	Fair Value as of December 31, 2011				Fair Value as of December 31, 2010
	(in thousands)				(in thousands)
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$15,799	$—	$—	$15,799	$39	$—	$—	$39
Interest rate derivatives	—	(448)	—	(448)	—	—	—	—

Total	$15,799	$(448)	$—	$15,351	$39	$—	$—	$39

(1)	Derivative assets and (liabilities) are presented above on a net basis but do not include any related cash margin deposits.

The determination of the fair values above includes not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit), but also the impact of our nonperformance risk on our liabilities. The fair value of our commodity derivatives and interest-rate derivatives includes adjustments for credit risk. There were no changes to any of our valuation techniques during the period.

Level 1

Included within level 1 of the fair value hierarchy are exchange-traded commodity derivatives such as futures, options and swaps. The fair value of exchange-traded commodity derivatives is based on unadjusted quoted prices in active markets and is therefore classified within level 1 of the fair value hierarchy.

Level 2

Included within level 2 of the fair value hierarchy are interest rate derivatives that are traded in active markets. The fair value of these derivatives is based on broker or dealer price quotations which are corroborated with market observable inputs, including forward interest rates obtained from pricing services.

Level 3

Level 3 of the fair value hierarchy consists of derivatives based on unobservable inputs. As of December 31, 2011 and 2010, we did not have any level 3 derivatives.

Other Financial Instruments

For certain of the Partnership’s other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities. With respect to the Partnership’s outstanding borrowings under our note payable to PAA and our $450 million senior unsecured credit agreement, the carrying amounts of these obligations approximate fair value due to the short maturity of both obligations and the variable interest rate terms set forth under our credit agreement.

Note 9—Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income (loss) are presented below (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	September 3, 2009 through December 31, 2009	January 1, 2009 through September 2, 2009
	(See Note 1)			(See Note 1)
Net income	$59,698	$29,787	$2,488	$15,518
Net derivative gain/(loss) on cash flow hedges	(8,461)	(1,589)	—	1,990

Total comprehensive income	$51,237	$28,198	$2,488	$17,508

Note 10—Major Customers and Concentration of Credit Risk

Approximately 17% of our total revenues for the year ended December 31, 2011 were generated from physical sales of natural gas executed through Natural Gas Exchange Inc., a commodity exchange. No other customer accounted for greater than 10% of our total revenues for the year ended December 31, 2011. During the year ended December 31, 2010, Iberdrola Renewables, Inc., accounted for approximately 13% of our storage revenues. During the period from September 3, 2009 to December 31, 2009, Anadarko Energy Services, Iberdrola Renewables, Inc. and Guardian Pipeline, LLC accounted for approximately 10%, 16% and 12% of our storage revenues, respectively. During the period from January 1, 2009 to September 2, 2009, Iberdrola Renewables, Inc. and Guardian Pipeline, LLC accounted for approximately 17% and 13% of our storage revenues, respectively. This concentration in the volume of business transacted with a limited number of customers subjects us to risk.

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

Note 11—Related Party Transactions

We do not directly employ any persons to manage or operate our business. These functions are provided by employees of Plains All American GP LLC (“GP LLC”), the general partner of Plains AAP, L.P. which is the sole member of PAA GP LLC, PAA’s general partner. References to PAA, unless the context otherwise requires, include GP LLC. We reimburse PAA for all direct and indirect expenses it incurs or payments it makes on our behalf, including certain capital expansion costs, and all other expenses allocable to us or otherwise incurred by PAA in connection with the operation of our business. These expenses are recorded in general and administrative expenses and other operating costs on our income statement and include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf. We record these costs on the accrual basis in the period in which PAA’s general partner incurs them. Our agreement with PAA provides that PAA will determine the expenses allocable to us in any reasonable manner determined by PAA in its sole discretion. The amount of the allocation increased after the PAA Ownership Transaction, as prior to September 2, 2009, the joint venture agreement with Vulcan Capital did not permit PAA to charge us for executive officer expenses and subsequent to the PAA Ownership Transaction PAA devoted a greater proportion of their resources to our operations. Instead, such items were compensated under a contingent management fee arrangement that was subject to achievement of performance benchmarks not considered probable. Such contingent management fee was addressed by the negotiation with Vulcan Capital and reflected in the total valuation. Total costs reimbursed by us to PAA for the periods ended December 31, 2011, December 31, 2010, December 31, 2009 and September 2, 2009, were approximately $15.2 million, $19.5 million, $3.6 million and $7.9 million, respectively. Of these amounts $3.6 million, $3.4 million, $1.1 million and $1.0 million, respectively, were allocated personnel costs for shared services and the remainder consisted of direct costs that PAA paid on our behalf along with our allocation of insurance premiums for participation in PAA’s insurance programs. PAA, in conjunction with input from our general partner, estimates the percentage of time that each shared service department spends on items related to our operations and allocates this percentage of their personnel costs to us. Due to our general partner’s close involvement in this process, we believe that the method used is reasonable.

As of December 31, 2011 and December 31, 2010, PNG had net amounts due to PAA and certain of its affiliates of approximately $0.6 million and $0.6 million, respectively, included in accounts payable and accrued liabilities on our accompanying consolidated balance sheets.

As of December 31, 2011 and December 31, 2010, PNG’s obligation for unvested equity-based compensation awards for which we are required to reimburse PAA upon vesting and settlement was approximately $1.2 million and $1.0 million, respectively. Approximately $0.7 million and $0.6 million of such amounts were reflected in accounts payable and accrued liabilities in our accompanying consolidated balance sheets as of December 31, 2011 and December 31, 2010, respectively, with the remaining balances included as a component of other long-term liabilities at each respective date.

As of December 31, 2011, outstanding parental guarantees issued by PAA to third parties on behalf of PNG Marketing were approximately $31 million. No amounts were due to PAA as of December 31, 2011 under such guarantees and no payments were made to PAA under such guarantees during the year ended December 31, 2011. We pay PAA a quarterly fee in exchange for providing such parental guarantees. The quarterly fee, which is based on actual usage, is subject to a quarterly minimum of $12,500 regardless of utilization to cover PAA’s administrative costs. During the year ended December 31, 2011, we incurred approximately $0.1 million of expense under our obligation to reimburse PAA for administrative costs incurred in conjunction with providing parental guarantees on our behalf.

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

Natural Gas Services Agreement and Related Transactions

In January and July of 2011, we sold a total of approximately 45 acres of land located in Acadia Parish, Louisiana to Plains Gas Solutions, LLC (“PGS LLC”, formerly known as CDM Max, LLC), a subsidiary of PAA, to be used for the development of a natural gas processing plant. The aggregate sales price of approximately $109,000 was based on a third party appraisal and the sale was made on an “as is, where is” basis without any representations or warranties by us. Effective July 1, 2011, we also entered into a Facilities Interconnect Agreement, Natural Gas Services Agreement, and Assignment and Bill of Sale with PGS LLC. Pursuant to these agreements, (i) our Pine Prairie subsidiary and PGS LLC agreed upon the terms pursuant to which PGS LLC would be allowed to connect its natural gas processing facility to Pine Prairie’s header system, including the agreement by Pine Prairie to reimburse PGS LLC for approximately $1.5 million of capital costs associated with construction of certain of such interconnect facilities, (ii) PGS LLC agreed to provide certain gas handling services to our Pine Prairie facility and pay a fixed $125,000 per month access fee in exchange for the right to process any volumes delivered to its facility by Pine Prairie and retain for its own account any liquefiable hydrocarbons extracted therefrom, and (iii) we sold two inactive and unused pipeline segments located near PGS LLC’s facility to PGS LLC in exchange for nominal consideration and without warranties of any kind. The Natural Gas Services Agreement has an initial term of ten years and is subject to annual renewals thereafter.

Natural Gas Sales

During the year ended December 31, 2011, we recognized approximately $2.3 million of revenues from sales of natural gas to PGS LLC.

Relationship with our general partner

Except as previously disclosed, we are not party to any material transactions with our general partner or any of its affiliates. Additionally, our general partner is not obligated to provide any direct or indirect financial assistance to us or to increase or maintain its capital investment in us.

Note 12—Equity Compensation Plans

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

During the second quarter of 2010, 658,500 phantom units were granted under the 2010 LTIP Plan to directors, officers and other employees, a portion of which were granted upon conversion of outstanding awards denominated in common units of PAA. Of this total, (i) 30,000 phantom units, issued to non-employee directors, will vest annually in 25.0% increments and have an automatic re-grant feature such that as they vest, an equivalent amount is granted; (ii) 326,000 phantom units, issued to members of management, were scheduled to vest in one-third increments upon the later of (a) the May 2012 distribution date and the date we pay a quarterly distribution of at least $0.3875, (b) the May 2013 distribution date and the date we pay a quarterly distribution of at least $0.4500, and (c) the May 2014 distribution date and the date we pay a quarterly distribution of at least $0.4750; and (iii) 302,500 phantom units, issued to members of management, were scheduled to vest in 25.0% increments in connection with the conversion of our Series A subordinated units and the conversion of each of the first three tranches of our Series B subordinated units. Distribution equivalent rights (“DERs”) were also awarded with respect to 342,500 of the phantom unit grants.

In November 2010, our Board of Directors approved the modification (subject to agreement by the individual award recipients) of 302,500 LTIP awards originally granted in the second quarter of 2010 to more closely align the vesting of these awards to the conversion of our Series B subordinated units as a result of the modification of our subordinated units in August 2010 (see Note 6). Such modifications provided that the awards would vest in 20% increments in connection with the conversion of our Series A subordinated units and the conversion of each of the first four tranches of our Series B subordinated units. The impact of this modification was not material.

Outstanding equity compensation awards granted to members of management were further modified in February 2012. See Note 18 for additional information.

Our LTIP activity for awards issued under the 2010 LTIP Plan is summarized in the following table (in thousands, except per unit data):

	Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, May 5, 2010	—	—
Granted(1)	676	$19.41
Vested	(2)	$23.08
Cancelled or forfeited	(50)	$19.22

Outstanding, December 31, 2010(2)	624	$19.42

Granted(3)	24	$22.06
Vested	(9)	$23.31
Cancelled or forfeited	(140)	$19.20

Outstanding, December 31, 2011(4)	499	$19.53

(1)	Includes 662,000 equity classified awards and 13,500 liability classified awards.
(2)	Includes 610,000 equity classified awards and 13,500 liability classified awards.
(3)	Includes 24,375 equity classified awards.
(4)	Includes 490,000 equity classified awards and 8,500 liability classified awards.

Prior to our initial public offering and adoption of the 2010 LTIP Plan, certain of our officers and other individuals providing direct services on our behalf were granted LTIP awards under LTIP plans sponsored by PAA’s general partner (“PAA LTIP Awards”). Such awards, which allow settlement in cash or PAA common units upon vesting at the election of PAA’s general partner, generally contained performance conditions based on the attainment of certain annualized PAA distribution levels or the attainment of specific PNG EBITDA levels and vested upon the later of a certain date or the attainment of such levels. In connection with grants made in the second quarter of 2010 under the 2010 LTIP Plan, substantially all of the then outstanding liability-classified PAA LTIP awards held by PNG management were converted to equity-classified PNG LTIP awards, which resulted in a reclassification to partners’ capital of approximately $0.9 million of compensation expense recognized on such awards through the modification date. As of December 31, 2011, approximately 28,000 PAA LTIP awards are outstanding and unvested. We reimbursed PAA approximately $0.8 million, $1.1 million, $0.4 million and nil for PAA LTIP awards that vested during the periods that ended December 31, 2011, December 31, 2010, December 31, 2009 and September 2, 2009, respectively.

The fair value of our liability classified awards is calculated based on the closing price of the underlying PAA or PNG units as of each balance sheet date and adjusted for the present value of any distributions that are estimated to occur on the underlying units over the service period that will not be received by the award recipients. The fair value of our equity classified awards is calculated based on the closing price of our common units as of the respective grant dates and adjusted for the present value of any distributions that are estimated to occur on the underlying units over the service period that will not be received by the award recipient. The fair value of these awards is recognized as compensation expense over the service period. For awards with performance conditions (such as distribution targets), expense is accrued over the service period only if the performance condition is considered to be probable of occurring. When awards with performance conditions that were previously considered improbable become probable, we incur additional expense in the period that our probability assessment changes. This is necessary to bring the accrued liability associated with these awards up to the level it would be as if we had been accruing for these awards since the grant date. For liability classified awards, we recognize DER payments in the period the payment is earned as compensation expense. For equity classified awards, we recognize DER payments in the period the payment is made as a reduction of partners’ capital. DERs terminate with the vesting or forfeiture of the underlying LTIP award. Substantially all of our equity compensation expense is reflected as a component of general and administrative expenses in our accompanying consolidated statements of operations.

Our accrued liability at December 31, 2011 and 2010 related to all outstanding liability classified LTIP awards is approximately $1.2 million and $1.0 million, respectively. Approximately $0.7 million and $0.6 million of such amounts were reflected in accounts payable and accrued liabilities in our accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively, with the remaining balances included as a component of other long-term liabilities at each respective date. Compensation expense recognized on 2010 LTIP Plan awards reflects our assessment that, as of December 31, 2011, an annualized PNG distribution of $1.45 and the conversion of our Series A subordinated units are probable of occurring.

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

As of December 31, 2011, 74,250 PNGS Class B Units were outstanding and the remaining units are reserved for future grants. The PNGS Class B Units earn the right to participate in distributions (i.e. become “earned”) in 25% increments 180 days following the payment by PNG of quarterly distributions that equate to annualized distribution levels of $2.00, $2.30, $2.50 and $2.70. When PNGS Class B Units become earned units, they will participate in quarterly distributions paid to our general partner in excess of $2.5 million. In addition, 50% of the applicable earned units vest immediately upon becoming earned units and the remaining 50% vest on the fifth anniversary of the date of grant. If PNGS Class B Units become earned units after the fifth anniversary of the date of grant, 100% of such units will vest immediately upon becoming earned units. Assuming all 165,000 PNGS Class B Units were granted and earned, the maximum participation rate would be 6% of PNG’s quarterly general partner distribution in excess of $2.5 million. No expense was recognized during the twelve months ended December 31, 2011 or 2010 as it was not deemed probable that any of the performance conditions necessary for the PNGS Class B Units to become earned would be met.

Transaction/Transition Awards Granted by PAA

During September 2010, PAA entered into agreements with certain officers of PAA pursuant to which these individuals were granted approximately 375,000 awards denominated in PNG common units, Series A subordinated units, and Series B Subordinated units. The awards will vest upon the completion of the service period and certain performance conditions including the conversion of PNG’s Series A subordinated units into common units of PNG and the conversion of PNG’s Series B subordinated units into Series A subordinated units of PNG. Upon vesting, these awards will be settled with outstanding common or Series A subordinated units of PNG currently owned by PAA. The entire economic burden of these agreements will be borne solely by PAA and will not impact our cash or our units outstanding. Since these individuals also serve as officers of PNG and PNG benefits as a result of the services they provide, we will recognize the grant date fair value of these awards as compensation expense over the service period, with such expense recognized as a capital contribution. During the years ended December 31, 2011 and 2010, we recognized approximately $2.7 million and $1.5 million, respectively, of expense and a corresponding capital contribution associated with these awards.

Other Consolidated Equity Compensation Information

The table below summarizes the expense recognized and the value of vested awards related to our equity compensation plans (in thousands):

	Successor						Predecessor
	Year ended December 31, 2011		Year ended December 31, 2010		September 3, 2009 through December 31, 2009		January 1, 2009 through September 2, 2009
	Liability Awards	Equity Awards	Liability Awards	Equity Awards	Liability Awards	Equity Awards	Liability Awards	Equity Awards
Equity compensation expense(1)(2)(3)	$676	$3,498	$932	$1,815	$1,467	$—	$304	$—
LTIP cash settled vestings	$711	$—	$1,123	$—	$383	$—	$—	$—
LTIP unit settled vestings	$—	$174	$—	$46	$—	$—	$—	$—
Distribution equivalent right payments	$18	$63	$10	$16	$—	$—	$—	$—

(1)

Includes expense associated with transaction awards granted by PAA and denominated in PNG units owned by PAA. These awards, which were granted in September 2010, are not included in units outstanding above. The entire economic burden of these agreements will be borne solely by PAA and will not impact our cash or units outstanding. Since these individuals also serve as officers of PNG and PNG benefits as a result of the services they provide, we recognize the grant date fair value of these awards as compensation expense over the service period, with such expense recognized as a capital contribution. We recognized approximately $2.7 million and $1.5 million of compensation expense associated with these awards during the years ended December 31, 2011 and 2010, respectively.

(2)

Equity compensation expense for periods prior to our initial public offering relates to awards that were denominated in PAA units and were treated as liability-classified awards. Subsequent to our initial public offering, substantially all of the then outstanding PAA unit denominated awards were converted to equity-classified awards denominated in PNG units.

(3)

Equity compensation expense for the years ended December 31, 2011 and 2010 includes approximately $3.5 million and $1.8 million, respectively, of expense associated with equity-classified awards, including approximately $2.7 million and $1.5 million, respectively, associated with the transaction awards.

Based on the December 31, 2011 fair value measurement and probability assessment regarding future distributions, we expect to recognize approximately $3.8 million (which includes approximately $2.0 million associated with the awards granted by PAA which we do not bear the economic burden of) of additional expense over the estimated service period of our outstanding awards related to the remaining unrecognized fair value. For our liability classified awards, this estimate is based on the fair value of the outstanding awards as of December 31, 2011. For our equity classified awards, this estimate is based on the grant date fair value of such awards. Actual amounts may materially differ as a result of a change in the market price of our units and/or probability assessment regarding future distributions. We estimate that the remaining fair value of awards outstanding as of December 31, 2011 will be recognized in expense as shown below (in thousands):

Year	Equity Compensation Plan Fair Value Amortization (1)(2)(3)
2012	$860
2013	574
2014	220
2015 and thereafter	128

Total	$1,782

(1)	Amounts do not include fair value associated with awards containing performance conditions that are not considered to be probable of occurring at December 31, 2011.
(2)	Amounts do not include fair value associated with awards which are not dilutive to our limited partners or impact cash flow available for distribution to our limited partners.
(3)	Amounts do not reflect the impact of the February 2012 award modification discussed in Note 18.

Note 13—Commitments and Contingencies

In the ordinary course of doing business, we lease storage and transportation capacity from third parties and enter into purchase commitments in conjunction with our operations and our capital expansion program. As of December 31, 2011, we had 1.8 Bcf of storage capacity under lease from third parties and had secured the right to 356 MMcf per day of firm transportation service on various pipelines. In addition, we may enter into contracts related to construction costs associated with certain of our capital projects.

The following table includes our best estimate of the amount and timing of the payments due under our contractual obligations as of December 31, 2011 (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Storage and transportation agreements(1)	$25,103	$12,114	$6,547	$4,448	$1,994	$—	$—
Purchase obligations(2)	21,724	6,330	1,866	1,866	1,866	1,866	7,930
Leases(3)	354	134	29	29	29	29	104

Total	$47,181	$18,578	$8,442	$6,343	$3,889	$1,895	$8,034

(1)

Includes third party storage and transportation agreements. Expense recognized related to these agreements for the years ended December 31, 2011 and 2010 and the periods from September 3 through December 31, 2009 and January 1, through September 2, 2009 was approximately $18.8 million, $17.7 million, $4.8 million and $7.2 million, respectively.

(2)	Primarily includes amounts related to utility contracts and capital expansion activities.
(3)	Includes operating leases as defined by FASB guidance.

Environmental

We may experience releases of crude oil, natural gas, brine or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of December 31, 2011, we have not identified any material environmental obligations.

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

Insurance

A natural gas storage facility, associated pipeline header system, and gas handling and compression facilities may experience damage as a result of an accident, natural disaster or terrorist activity. These hazards can cause personal injury and loss of life, severe damage to and destruction of property, base gas, and equipment, pollution or environmental damage and suspension of operations. We maintain insurance of various types that we consider adequate to cover our operations and properties. The insurance covers our assets in amounts considered reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating natural gas storage facility, associated pipeline header system, and gas handling and compression facilities, including the potential loss of significant revenues. The overall trend in the insurance industry appears to be a contraction in the breadth and depth of available coverage, while costs, deductibles and retention levels have increased. Absent a material favorable change in the insurance markets, this trend is expected to continue as we continue to grow and expand. As a result, we anticipate that we will elect to self-insure more of our activities or incorporate higher retention in our insurance arrangements.

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

We participate in an insurance program managed by PAA. Due to recent increases in cost combined with stricter coverage limitations, we decided to not purchase hurricane or windstorm related property damage coverage for 2011/12 and we will self insure this risk. This decision does not affect our third party liability insurance coverage which, still covers hurricane related liability claims.

During the third quarter of 2011, we received $3.0 million of property insurance proceeds related to the January 2011 operational incident and fire at our Bluewater facility.

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

We will not be subject to ad valorem property tax in the Parish of Evangeline for the property included in this arrangement during the term of the lease except for ad valorem tax on inventory. We are required to make certain payments in lieu of ad valorem property taxes (“PILOT Payments”) beginning in 2010, calculated as the difference between $500,000 and a three year average of ad valorem inventory tax revenues applicable to natural gas in the facility for the prior three consecutive calendar years. During 2011 and 2010, we made PILOT Payments of approximately $37,000 and $192,000, respectively.

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

In conjunction with the PAA Ownership Transaction, this tax abatement agreement was valued at approximately $23 million and is reflected as a component of intangibles and other assets, net in our consolidated balance sheet.

Property Tax Matter

In December 2011, we received a property tax bill from Evangeline Parish for approximately $1.4 million related to property that we believe is tax-exempt under the lease agreement discussed above. To properly preserve our rights to dispute this billing, as required under applicable Louisiana state law, we have paid this billing, which relates to the 2011 tax year, under protest and have filed suit against Evangeline Parish seeking recovery of the amounts paid and declaratory relief that will insure our lease agreement is honored in the future. The approximately $1.4 million paid under protest is reflected as a component of other current assets on our accompanying consolidated balance sheet as of December 31, 2011. We have not recognized any property tax expense related to this matter as this billing relates to property which is exempt from taxes in accordance with the terms of the lease agreement.

Note 14—Goodwill and Intangible Assets

The table below reflects our changes in goodwill (in thousands):

Balance at December 31, 2009	$24,549

Push down accounting adjustment	417

Balance at December 31, 2010	$24,966

Southern Pines Acquisition (See Note 3)	300,504

Balance at December 31, 2011	$325,470

During the year ended December 31, 2010, we recorded approximately $0.4 million of adjustments to amounts originally pushed down to us in conjunction with the PAA Ownership Transactions. Such adjustments were related to changes in estimates of income tax related asset and liabilities associated with periods prior to the PAA Ownership Transaction.

Intangibles and other assets, net consisted of the following at December 31, 2011 and 2010 (in thousands):

	Lives (In Years)	December 31, 2011	December 31, 2010
Customer contracts	2 to 10	$76,536	$—
Property tax abatements	7 to 13	38,252	23,000
Debt issue costs(1)	5	3,802	2,441
Other long-term assets	n/a	2,201	—

Total intangible and other assets		120,791	25,441
Less: Accumulated amortization		(19,062)	(2,861)

Total intangible and other assets, net of amortization		$101,729	$22,580

(1)

Costs incurred in connection with the issuance of the long-term debt and amendments to our credit facilities are capitalized and amortized using the straight-line method over the term of the related debt. Fully amortized debt issue costs and the related accumulated amortization are written-off in conjunction with the refinancing or termination of the applicable debt arrangement. Amortization of debt issuance costs is reflected as a component of depreciation, depletion, and amortization expenses in our accompanying consolidated statements of operations.

Accumulated amortization of intangible assets consisted of the following at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Customer contracts	$(12,797)	$—
Property tax abatements	(5,969)	(2,300)
Debt issue costs	(296)	(561)

Total accumulated amortization	$(19,062)	$(2,861)

Amortization expense related to our intangible assets was $17.4 million, $2.3 million, $0.6 million and $1.6 million for the periods ended December 31, 2011, December 31, 2010, December 31, 2009 and September 2, 2009 respectively. We estimate that our amortization expense related to our finite lived intangible assets for the next five years will be as follows (in thousands):

Calendar Year	Expense
2012	$17,111
2013	$16,211
2014	$13,911
2015	$11,211
2016	$8,310

Note 15—Property and Equipment:

Property and equipment, net is stated at cost and consisted of the following at December 31, 2011 and 2010 (in thousands):

	Lives(1) (In Years)	December 31, 2011	December 31, 2010
Natural gas storage facilities and equipment	50 to 70	$1,012,405	$742,526
Office property, equipment and other	3 to 5	48	48
Oil and gas properties	n/a	1,986	1,986
Land	n/a	8,676	8,288
Construction work in progress	n/a	288,438	139,797

		1,311,553	892,645
Less: Accumulated depreciation and depletion		(31,140)	(14,837)

Property and equipment, net		$1,280,413	$877,808

(1)

At the point of revaluing our assets to fair value in conjunction with the PAA Ownership Transaction, we also reassessed the estimated useful lives used for depreciation purposes and revised them accordingly.

Depreciation and depletion expense related to our property and equipment for the twelve months ended December 31, 2011 and 2010, the period from September 3, 2009 through December 31, 2009 and the period from January 1, 2009 through September 2, 2009 was approximately $16.3 million, $11.8 million, $3.0 million and $6.0 million, respectively.

Although our Bluewater facility includes certain oil and gas producing properties, the production of oil and gas is not our primary line of business and thus, we view these assets as ancillary to our existing operations. The terms of our agreement with the former owners of Bluewater requires us to produce these crude oil proved reserves subject to certain conditions. We have capitalized our costs to acquire such properties and such costs are depreciated and depleted by the unit of production method.

Our Pine Prairie and Southern Pines facilities are being managed, developed and constructed as separate projects. We will place assets into service in several phases and begin depreciation of these assets and an applicable portion of the other related assets when they are complete and ready for their intended use.

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

At December 31, 2011 and 2010, the property and equipment balance includes approximately $3.0 million and $4.9 million, respectively, of accrued costs. Such amounts are reflected as a component of accounts payable and accrued liabilities in our consolidated balance sheets.

During the year ended December 31, 2011, we received cash of approximately $7.2 million under a state incentive program for jobs creation. This incentive payment, which was determined based on applicable capital expenditures, was accounted for as a refund of sales tax previously paid and reduced the carrying value of our applicable property and equipment.

Note 16—Quarterly Financial Data (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(in thousands, except per unit data)
2011
Revenues	$50,420	$54,364	$79,334	$158,846	$342,964
Gross margin(2)	$16,363	$21,938	$21,486	$27,826	$87,613
Operating income	$7,179	$17,297	$17,118	$23,453	$65,047
Net income	$6,345	$15,869	$15,445	$22,039	$59,698
Limited partner interest in net income(3)	$6,137	$15,470	$14,919	$21,381	$57,905
Basic net income per limited partner unit(3)	$0.10	$0.22	$0.21	$0.30	$0.85
Diluted net income per limited partner unit(3)	$0.10	$0.22	$0.21	$0.30	$0.85
Cash distributions per limited partner unit(3)(4)	$0.3450	$0.3450	$0.3575	$0.3575	$1.405

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(in thousands, except per unit data)
2010
Revenues	$22,205	$24,158	$25,083	$28,841	$100,287
Gross margin(2)	$10,179	$13,727	$13,784	$15,403	$53,093
Operating income	$6,165	$9,987	$10,375	$10,601	$37,128
Net income	$3,123	$7,232	$9,620	$9,812	$29,787
Limited partner interest in net income(3)(5)	$—	$4,828	$9,428	$9,566	$23,822
Basic net income per limited partner unit(3)(5)	$—	$0.11	$0.21	$0.22	$0.54
Diluted net income per limited partner unit(3)(5)	$—	$0.11	$0.21	$0.22	$0.54
Cash distributions per limited partner unit(3)(4)	$—	$0.2114	$0.3375	$0.3450	$0.8939

(1)	The sum of the four quarters may not equal the total year due to rounding.
(2)

Gross margin is calculated as total revenues less (i) storage related costs, (ii) natural gas sales costs, (iii) other operating costs, (iii) fuel expense and (iv) depreciation, depletion and amortization.

(3)	For all periods during 2011 and 2010, our Series B subordinated units were not entitled to participate in earnings or distributions.
(4)	Represents cash distribution per distribution eligible limited partner unit earned for the quarter, which was declared and paid in the following quarter.
(5)	Excludes results attributable to the period prior to the closing of the Partnership’s initial public offering on May 5, 2010.

Note 17—Operating Segments

We manage our operations through three operating segments, Bluewater, Southern Pines and Pine Prairie. We have aggregated these operating segments into one reporting segment, Gas Storage. Our Chief Operating Decision Maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including adjusted EBITDA, volumes, adjusted EBITDA per thousand cubic feet (“Mcf”) and maintenance capital expenditures. We have aggregated our three operating segments into one reportable segment based on the similarity of their economic and other characteristics, including the nature of services provided, methods of execution and delivery of services, types of customers served and regulatory requirements. We define adjusted EBITDA as earnings before interest expense, taxes, depreciation, depletion and amortization, equity compensation plan charges, unrealized gains and losses from derivative activities and other adjustments for the impact of unique and infrequent items, items outside of management’s control and/or items that are not indicative of our core operating results and business outlook, which we refer to as “selected items impacting comparability” or “selected items.” The measure above excludes depreciation, depletion and amortization as we believe that depreciation, depletion and amortization are largely offset by repair and maintenance capital investments. Maintenance capital consists of expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating capability, service capability, and/or functionality of our existing assets.

The following table reflects certain financial data for our reporting segment for the periods indicated (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	September 3, 2009 through December 31, 2009	January 1, 2009 through September 2, 2009
	(See Note 1)			(See Note 1)
Revenues (1)	$342,964	$100,287	$25,251	$46,929

Adjusted EBITDA	$107,229	$53,857	$12,165	$28,701

Maintenance capital	$798	$438	$320	$384

Long-lived assets (2)	$1,756,044	$962,852	$888,164

Total assets	$1,849,999	$998,728	$900,407

(1)	Approximately $49 million of natural gas sales revenues for the year ended December 31, 2011 were sold through a commodity exchange in Canada with physical delivery occurring in Canada.
(2)	All of our assets are located in the United States, thus no geographic data disclosure is necessary for long-lived assets or total assets.

The following table reconciles Adjusted EBITDA to consolidated net income (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	September 3, 2009 through December 31, 2009	January 1, 2009 through September 2, 2009
	(See Note 1)			(See Note 1)
Adjusted EBITDA	$107,229	$53,857	$12,165	$28,701
Selected items impacting Adjusted EBITDA:
Equity compensation expense	(4,046)	(2,747)	(1,467)	(304)
Acquisition related costs	(4,055)	(251)	—	—
Insurance deductible	(500)	—	—	—
Mark-to-market of open derivative positions	138	370	(370)	—
Depreciation, depletion and amortization	(33,714)	(14,119)	(3,578)	(8,054)
Interest expense, net of amounts capitalized	(5,354)	(7,323)	(4,262)	(4,352)
Income tax expense	—	—	—	(473)

Net Income	$59,698	$29,787	$2,488	$15,518

Note 18—Subsequent Events

Modification of Conversion Terms Series B Subordinated Units

In February 2012, we modified the terms of the Partnership’s 13.5 million Series B subordinated units, which modification was approved by PAA, the owner of all of the Series B subordinated units. The Partnership’s Series B subordinated units do not participate in quarterly distributions. Instead, the Series B subordinated units convert into Series A subordinated units or common units in five distinct tranches upon the achievement of defined benchmarks tied to the amount of capacity in service at Pine Prairie and increases in our quarterly distributions. The modification increases the quarterly distribution benchmark for the first three of the five tranches, totaling 7.5 million Series B subordinated units in the aggregate, to an annualized level of $1.71 per unit. Previously, the quarterly distribution levels required to cause conversion for these three tranches were at annualized levels of $1.44, $1.53 and $1.63 per unit. The modification, which was made in recognition of the continued challenging market conditions facing the natural gas storage business, benefits common unitholders by reducing the number of units on which distributions would otherwise be required to be paid in the case of distributions below the annualized level of $1.71.

Modification of Equity Compensation Awards

In February 2012, the Board of Directors of our general partner approved the modification certain equity compensation awards previously granted under the 2010 LTIP Plan. As a result of the modification, approximately 232,500 equity-classified phantom unit awards will now vest in the following manner: (i) approximately 70,000 awards, with distribution equivalent rights also modified to begin payment in February 2012, will vest upon the date we pay an annualized distribution of at least $1.45, (ii) approximately 70,000 awards, with distribution equivalent rights also modified to begin payment in May 2013, will vest upon the date we pay an annualized distribution of at least $1.50 and (iii) the remainder, with distribution equivalent rights also modified to begin payment in May 2014, will vest upon the date we pay an annualized distribution of at least $1.55. Fifty percent of any awards that have not vested as of the November 2016 distribution date will vest at that time and the remainder will expire. Additionally, 232,500 of equity-classified phantom unit awards with vesting terms originally tied to the conversion of our Series A and Series B subordinated units were modified such that all these awards will now fully vest upon conversion of the Series A subordinated units to common units. Distribution equivalent rights were also granted with respect to the these awards beginning February 2012. There was no financial impact at the time of the modification; however, we anticipate that we will recognize additional equity compensation expense in the future as a result of the modification.

EXHIBIT INDEX

2.1	—	Purchase and Sale Agreement dated December 28, 2010 by and among SGR Holdings, L.L.C., Southern Pines Energy Investment Co., LLC and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 30, 2010).

2.2	—	Amendment dated May 2, 2011 to Purchase and Sale Agreement dated December 28, 2010 (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

3.1	—	Certificate of Limited Partnership of PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.2	—	Second Amended and Restated Agreement of Limited Partnership of PAA Natural Gas Storage, L.P. dated August 16, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2010).

3.3	—	Amendment No. 1 dated February 2, 2012 to Second Amended and Restated Agreement of Limited Partnership of PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 8, 2012).

3.4	—	Certificate of Formation of PNGS GP LLC (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.5	—	Amended and Restated Limited Liability Company Agreement of PNGS GP LLC dated May 5, 2010 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

4.1	__	Form of Registration Rights Agreement by and among PAA Natural Gas Storage, L.P. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 30, 2010).

4.2	__	Form of Registration Rights Agreement by and among PAA Natural Gas Storage, L.P. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 20, 2011).

10.1	—	Contribution Agreement dated as of April 29, 2010 by and among PAA Natural Gas Storage, L.P., PNGS GP LLC, Plains All American Pipeline, L.P., PAA Natural Gas Storage, LLC, PAA/Vulcan Gas Storage, LLC, Plains Marketing, L.P. and Plains Marketing GP Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2010).

10.2	—	Omnibus Agreement dated May 5, 2010 by and among Plains All American GP LLC, Plains All American Pipeline, L.P., PNGS GP LLC and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2010).

10.3	—	Tax Sharing Agreement dated May 5, 2010 by and among Plains All American Pipeline, L.P. and PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 11, 2010).

10.4	—	Credit Agreement dated August 19, 2011 among PAA Natural Gas Storage, L.P., Bank of America, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 25, 2011).

10.5†	—	Employment Agreement, effective November 1, 2008, between Dean Liollio and Plains All American GP LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.6†	—	Employment Agreement, effective September 15, 2009, between Richard McGee and Plains All American GP LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registration Statement on Form S-1 (333-164492) filed on April 13, 2010).

10.7†	—	PAA Natural Gas Storage, L.P. 2010 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2010).

10.8†*	—	Form of Phantom Unit Grant Letter (Category 1).

10.9†*	—	Form of Phantom Unit Grant Letter (Category 2).

10.10†	—	Form of PNGS GP LLC Class B Restricted Unit Agreement (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

10.11	—	Common Unit Purchase Agreement dated December 23, 2010 by and among PAA Natural Gas Storage, L.P. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2010).

10.12	—	Common Unit Purchase Agreement dated January 19, 2011 by and among PAA Natural Gas Storage, L.P. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2011).

10.13	—	Note Payable to PAA dated February 9, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2011).

10.14	__	Agreement to Lease with Option to Purchase, dated May 1, 2006, between Industrial Development Board No. 1 of the Parish of Evangeline State of Louisiana, Inc. and Pine Prairie Energy Center, LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1 (333-164492) filed on April 2, 2010).

10.15†	—	Director Compensation Summary (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2010).

21.1*	—	List of Subsidiaries of PAA Natural Gas Storage, L.P.

23.1*	—	Consent of PricewaterhouseCoopers LLP.

31.1*	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2*	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2*	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management compensatory plan or arrangement.
*	Filed herewith.