Form 10-Q
period 2012-06-30
PAA NATURAL GAS STORAGE LP
filed 2012-08-08
CIK 1481506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of August 2, 2012, there were 59,193,825 common units outstanding.

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except units)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$494	$496
Accounts receivable	15,875	33,600
Natural gas inventory	54,263	50,942
Other current assets	6,804	8,917
Total current assets	77,436	93,955
PROPERTY AND EQUIPMENT
Property and equipment	1,339,470	1,311,553
Less: Accumulated depreciation, depletion and amortization	(39,959)	(31,140)
Property and equipment, net	1,299,511	1,280,413
OTHER ASSETS
Base gas	48,672	48,432
Goodwill	325,470	325,470
Intangibles and other assets, net	90,342	101,729
Total other assets, net	464,484	475,631
Total assets	$1,841,431	$1,849,999

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,767	$40,884
Short-term debt	80,165	67,992
Accrued taxes	1,902	1,296
Total current liabilities	108,834	110,172
LONG-TERM LIABILITIES
Note payable to PAA	200,000	200,000
Long-term debt under credit agreements	278,635	253,508
Other long-term liabilities	776	693
Total long-term liabilities	479,411	454,201
Total liabilities	588,245	564,373
COMMITMENTS AND CONTINGENCIES (NOTE 12)
PARTNERS’ CAPITAL
Common unitholders (59,193,825 units issued and outstanding at June 30, 2012)	1,022,558	1,037,161
Subordinated unitholders (25,434,351 units issued and outstanding at June 30, 2012)	227,155	230,359
General partner	28,567	28,156
Accumulated other comprehensive income/(loss)	(25,094)	(10,050)
Total partners’ capital	1,253,186	1,285,626
Total liabilities and partners’ capital	$1,841,431	$1,849,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
REVENUES:
Firm storage services	$35,475	$35,415	$69,282	$64,539
Hub services	2,336	2,234	5,472	4,635
Natural gas sales	62,000	15,973	132,620	34,069
Other	330	742	1,489	1,541
Total revenues	100,141	54,364	208,863	104,784

COSTS AND EXPENSES:
Storage related costs	4,329	5,438	11,020	12,340
Natural gas sales costs	60,181	15,133	127,345	32,732
Field operating costs	3,009	2,915	6,056	6,002
General and administrative expenses	4,616	4,641	9,663	13,825
Depreciation, depletion and amortization	9,318	8,940	18,394	15,409
Total costs and expenses	81,453	37,067	172,478	80,308

OPERATING INCOME	18,688	17,297	36,385	24,476

OTHER INCOME/(EXPENSE):
Interest expense (net of capitalized interest of $2,118, $3,057, $4,521 and $5,717, respectively)	(1,709)	(1,445)	(3,377)	(2,279)
Other income/(expense), net	28	17	17	17
NET INCOME	$17,007	$15,869	$33,025	$22,214

NET INCOME AVAILABLE TO LIMITED PARTNERS	$16,366	$15,470	$31,764	$21,607

NET INCOME PER LIMITED PARTNER UNIT
Common and Series A subordinated units (1) (Basic)	$0.23	$0.22	$0.45	$0.33
Common and Series A subordinated units (1) (Diluted)	$0.23	$0.22	$0.45	$0.33

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING
Common and Series A subordinated units (1) (Basic)	71,128	71,119	71,128	65,325
Common and Series A subordinated units (1) (Diluted)	71,252	71,137	71,245	65,344

(1) Excludes Series B subordinated units. See Note 8, “Net Income per Limited Partner Unit.”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net income	$17,007	$15,869	$33,025	$22,214
Other comprehensive income/(loss)	(5,356)	(1,084)	(15,044)	256
Comprehensive income	$11,651	$14,785	$17,981	$22,470

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statement of Changes in Accumulated Other Comprehensive Income/(Loss)

(in thousands)

Total
(unaudited)

Balance, December 31, 2011	$(10,050)
Reclassification adjustments	(17,230)
Deferred gain/(loss) on cash flow hedges, net	2,186
Total period activity	(15,044)
Balance, June 30, 2012	$(25,094)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2012	2011
	(unaudited)

Cash flows from operating activities
Net income	$33,025	$22,214
Adjustments to reconcile to cash flow from operations
Depreciation, depletion and amortization	18,394	15,409
Equity compensation expense	2,372	2,658
Unrealized (gain)/loss on derivative instruments	556	(103)
Changes in assets and liabilities, net of acquisitions	(12,101)	600
Net cash provided by operating activities	42,246	40,778
Cash flows from investing activities
Additions to property and equipment	(31,096)	(41,610)
Cash paid in connection with acquisition, net of cash acquired	—	(744,069)
Decrease/(increase) in restricted cash	—	20,000
Cash received/(paid) related to base gas sales/(purchases), net	4,295	—
Other investing activities	62	—
Net cash used in investing activities	(26,739)	(765,679)
Cash flows from financing activities
Borrowings under credit agreements	148,500	98,500
Repayments of borrowings under credit agreements	(111,200)	(132,300)
Borrowings from parent	—	200,000
Net proceeds from issuance of common units	—	587,407
Costs incurred in connection with financing arrangements	(305)	(153)
Contributions from general partner	—	12,000
Distributions paid to unitholders	(50,857)	(39,551)
Distributions paid to general partner	(1,482)	(941)
Distribution equivalent right payments	(165)	(31)
Net cash provided by/(used in) financing activities	(15,509)	724,931
Net increase/(decrease) in cash and cash equivalents	(2)	30
Cash and cash equivalents, beginning of period	496	346
Cash and cash equivalents, end of period	$494	$376

Cash paid for interest, net of amounts capitalized	$3,973	$2,303
Noncash investing and financing activities
Increase/(decrease) in non-cash asset purchases included in accounts payable	$(1,916)	$2,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statement of Changes in Partners’ Capital

(in thousands)

	Partners’ Capital				Accumulated
	Limited Partners				Other
		Subordinated		General	Comprehensive
	Common	Series A	Series B	Partner	Income/(Loss)	Total
	(unaudited)

Balance at December 31, 2011	$1,037,161	$128,568	$101,791	$28,156	$(10,050)	$1,285,626

Net income	26,600	5,329	—	1,096	—	33,025
Equity compensation expense	1,286	—	—	797	—	2,083
Distributions to unitholders and general partner	(42,324)	(8,533)	—	(1,482)	—	(52,339)
Distribution equivalent right payments	(165)	—	—	—	—	(165)
Change in deferred gain/(loss) on cash flow hedges, net	—	—	—	—	(15,044)	(15,044)
Balance at June 30, 2012	$1,022,558	$125,364	$101,791	$28,567	$(25,094)	$1,253,186

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

We currently own and operate three natural gas storage facilities located in Louisiana, Mississippi and Michigan. Our Pine Prairie and Southern Pines facilities are recently constructed, high-deliverability salt cavern natural gas storage complexes located in Evangeline Parish, Louisiana and Greene County, Mississippi, respectively. Our Bluewater facility is a depleted reservoir natural gas storage complex located approximately 50 miles from Detroit in St. Clair County, Michigan. As of June 30, 2012, through these facilities, PNG had a total of eight operational salt storage caverns and two depleted reservoirs used for natural gas storage, with an aggregate owned working gas storage capacity of approximately 86 billion cubic feet (“Bcf”). We also own PNG Marketing, LLC, a wholly owned commercial optimization company, that captures short-term market opportunities by leasing a portion of our storage capacity and engaging in related commercial marketing activities.

As of June 30, 2012, PAA owned approximately 64% of the equity interests in the Partnership, including our 2.0% general partner interest and limited partner interests consisting of 28,155,526 common units, 11,934,351 Series A subordinated units and 13,500,000 Series B subordinated units.

The accompanying condensed consolidated interim financial statements include the accounts of PNG and its subsidiaries, all of which are wholly owned, and should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2011 Annual Report on Form 10-K. The financial statements have been prepared in accordance with the instructions for interim reporting as prescribed by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications do not affect net income attributable to the Partnership. The condensed balance sheet data as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2012 should not be taken as indicative of the results to be expected for the full year.

As used in this document, the terms “we,” “us,” “our” and similar terms refer to the Partnership, unless the context indicates otherwise.

Property and Equipment

During the six months ended June 30, 2011, we received cash of approximately $7.2 million under a state incentive program for jobs creation. This incentive payment, which was determined based on applicable capital expenditures, was accounted for as a refund of sales tax previously paid and reduced the carrying value of our applicable property and equipment.

Note 2—Recent Accounting Pronouncements

Other than as discussed below and in our 2011 Annual Report on Form 10-K, no new accounting pronouncements have become effective during the six months ended June 30, 2012 that are of significance or potential significance to us.

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

Note 3—Accounts Receivable

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At June 30, 2012 and December 31, 2011, substantially all of our accounts receivable were current and we had no allowance for doubtful accounts.

Our accounts receivable are from a broad mix of customers, including local gas distribution companies, electric utilities, pipelines, direct industrial users, electric power generators, marketers, producers, LNG importers and affiliates of such entities.

To mitigate credit risks related to our accounts receivable, we have in place a rigorous credit review process. We closely monitor market conditions in order to make a determination with respect to the amount, if any, of credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of standby letters of credit, parental guarantees or advance cash payments. In addition, we enter into netting arrangements (contractual agreements that allow us and the counterparty to offset receivables and payables against each other) that cover substantially all of our natural gas purchases and sales transactions and also serve to mitigate credit risk.

Note 4—Acquisition

On February 9, 2011, we completed the acquisition of SG Resources Mississippi, L.L.C., owner of the Southern Pines Energy Center natural gas storage facility (the “Southern Pines Acquisition”). The purchase price was approximately $765 million (approximately $750 million net of cash and other working capital acquired).

The purchase price allocation was as follows (in millions):

		Average
		Depreciable
Description	Amount	Life (in years)
Inventory	$14	n/a
Property and equipment	340	5 — 70
Base gas	3	n/a
Other working capital (including approximately $13 million of cash acquired)	15	n/a
Intangible assets	92	2 — 10
Goodwill	301	n/a
Total	$765

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

In May 2011, we entered into an agreement with the former owners of SG Resources Mississippi, LLC with respect to certain outstanding issues and purchase price adjustments as well as the distribution of the remaining purchase price that was escrowed at closing. Pursuant to this agreement, we received approximately $10 million and the balance was remitted to the former owners. Funds received by us have been and will continue to be used to fund anticipated facility development and other related costs identified subsequent to closing. None of these funds were spent during the six months ended June 30, 2012.

Pro Forma Results

Selected unaudited pro forma results of operations for the six months ended June 30, 2011, assuming the Southern Pines Acquisition had occurred on January 1, 2010, are presented below (in thousands, except per unit amounts):

Six Months Ended June 30,
2011
Total revenues	$108,747
Net income(1)	$27,518
Limited partner interest in net income(2)	$26,805
Net income per limited partner unit(2)
Basic	$0.38
Diluted	$0.38

(1)                  Amount for the period excludes approximately $4.1 million of acquisition costs associated with the Southern Pines Acquisition.

(2)                  Excludes Series B subordinated units. See Note 8, “Net Income per Limited Partner Unit.”

Note 5—Inventory and Base Gas

Inventory and base gas consisted of the following (natural gas volumes in thousands of Mcf and total values in thousands):

	June 30, 2012			December 31, 2011
		Unit of	Total		Unit of	Total
	Volumes	Measure	Value (1)	Volumes	Measure	Value (1)
Inventory
Natural gas (2)(3)(4)	23,530	Mcf	$54,263	16,170	Mcf	$50,942
Base Gas
Natural gas	14,105	Mcf	48,672	14,105	Mcf	48,432
Total			$102,935			$99,374

(1)                  Total value represents a weighted average associated with various locations; accordingly, these values may not coincide with any published benchmarks for such products.

(2)                  Includes fuel inventory held for operational purposes.

(3)                  As of December 31, 2011, the carrying value of natural gas inventory reflects lower of cost or market adjustments of approximately $6.0 million. No lower of cost or market adjustments were included in the carrying value of natural gas inventory as of June 30, 2012. Lower of cost or market adjustments are reflected as a component of natural gas sales costs in our accompanying condensed consolidated statement of operations. The impacts of such adjustments are generally offset by the recognition of unrealized gains on derivative instruments (see Note 11) being utilized to hedge the future sales of our natural gas inventory.

(4)                  Natural gas inventory balances exclude derivative gains and losses associated with settled derivatives which were entered into to hedge natural gas inventory purchases.  As of June 30, 2012, net deferred losses of approximately $28.3 million associated with settled derivatives are reflected as a component of accumulated other comprehensive income/(loss) in our condensed consolidated balance sheet.  Such amounts will be reclassified to earnings in conjunction with an earnings impact associated with the applicable purchase inventory (typically when such inventory is sold).

Note 6 — Goodwill

The table below reflects our changes in goodwill for the period indicated (in thousands):

Total
Balance, December 31, 2011	$325,470
2012 Goodwill Related Activity:
Acquisitions	—
Purchase price accounting adjustments and other	—
Balance, June 30, 2012	$325,470

Note 7—Debt

On June 1, 2012, the Partnership and PAA entered into an amendment (the “PAA Promissory Note Amendment”) to the PAA Promissory Note, which was originally entered into during 2011.  The PAA Promissory Note Amendment modified the terms of the PAA Promissory Note by (i) reducing the interest rate from 5.25% per annum to 4.00% per annum and (ii) extending the scheduled maturity date from February 9, 2014 to June 1, 2015. The remaining terms of the PAA Promissory Note were unchanged.

On June 27, 2012 we partially exercised the accordion feature of our revolving credit facility, increasing borrowing capacity from $250 million to $350 million.  Also on June 27, 2012, we reached an agreement with applicable lenders to amend certain terms and provisions of our senior unsecured credit agreement (the “Credit Agreement Amendment”).  Pursuant to the Credit Agreement Amendment, the revolving credit facility commitments may be further increased to $550 million, subject to, among other terms and conditions, obtaining additional or increased lender commitments. The Credit Agreement Amendment also provides for one or more one-year extensions of the maturity date of the revolving credit facility and the date (the “GO Bond Mandatory Put Date”) on which the Purchasers of the GO Bond Term Loans have the right to require the Partnership to repurchase such loans, in each case, subject to applicable lender approval and other terms and conditions set forth in the credit agreement, as amended.  The revolving credit facility will expire and all amounts outstanding under it will mature on August 19, 2016 unless, such maturity date is extended pursuant to the terms of the credit agreement, as amended, and the purchasers of the two GO Bond Term Loans have the right to put, at par, to the Partnership the GO Bond Term Loans on August 19, 2016 unless such GO Bond Mandatory Put Date is extended pursuant to the terms of the credit agreement, as amended. The maturity dates for the GO Bonds, which mature by their terms on May 1, 2032 and August 1, 2035, respectively, were not changed by the Credit Agreement Amendment.   Provisions of the credit agreement providing for the calculation and payment of interest or fees and regarding covenants,  including the financial covenants, events of default and lender remedies were substantially unchanged by the Credit Agreement Amendment, as were the terms  providing for the issuance of letters of credit.

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Short-Term Debt
Senior unsecured revolving credit facility, bearing a weighted-average interest rate of 2.3% and 2.4% at June 30, 2012 and December 31, 2011, respectively (1) (2)	$80,165	$67,992
Total short-term debt	80,165	67,992

Long-Term Debt
Senior unsecured revolving credit facility, bearing a weighted-average interest rate of 2.3% and 2.4% at June 30, 2012 and December 31, 2011, respectively (1) (2)	78,635	53,508
GO Bond Term Loans, bearing a weighted-average interest rate of 1.5% at both June 30, 2012 and December 31, 2011 (2)	200,000	200,000
Promissory note due to PAA bearing interest of 4.0% and 5.25% at June 30, 2012 and December 31, 2011, respectively (2)	200,000	200,000
Total long-term debt	478,635	453,508
Total debt (1) (2)	$558,800	$521,500

(1)                  We classify as short-term debt any borrowings under our senior unsecured revolving credit facility that have been designated as working capital borrowings and must be repaid within one year. Such borrowings are primarily related to a portion of our funded hedged natural gas inventory or NYMEX margin requirements. Approximately $0.3 million and $0.5 million of interest expense attributable to such borrowings is reflected as a component of natural gas sales costs in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012, respectively.

(2)                  We estimate that the fair value of borrowings outstanding under our credit agreement (including the revolving credit facility and GO Bond Term Loans) and the PAA Promissory Note approximate carrying value due to the short maturity of both obligations and the variable interest rate terms set forth under our credit agreement. Our fair value estimate for amounts outstanding under our credit agreement is based upon observable market data and is classified with Level 2 of the fair value hierarchy. With regard to the PAA Promissory Note, our fair valuation estimation process incorporates our estimated credit spread, an unobservable input. As such, we consider this to be a Level 3 measurement within the fair value hierarchy.

Our revolving credit facility includes the ability to issue letters of credit. As of June 30, 2012, we had $3.8 million of outstanding letters of credit under our revolving credit facility.

As of June 30, 2012, we were in compliance with the covenants required by our credit agreement.

Interest payments on the PAA Promissory Note (which commenced on December 31, 2011) are paid semiannually on the last business day of June and December.  Interest paid to PAA during the six months ended June 30, 2012 was approximately $5.0 million. There was no accrued interest payable due under the PAA Promissory Note as of June 30, 2012 or December 31, 2011.

Capitalized interest for the three and six months ended June 30, 2012 was $2.1 million and $4.5 million, respectively, and $3.1 million and $5.7 million for the three and six months ended June 30, 2011, respectively.

Note 8—Net Income per Limited Partner Unit

Basic and diluted net income per limited partner unit is determined pursuant to the two-class method for Master Limited Partnerships as prescribed in the FASB guidance.  The two-class method is an earnings allocation formula that determines earnings to our general partner, limited partner interests and participating securities according to distributions pertaining to the current period’s net income and participation rights in undistributed earnings.  Under this method, all earnings are allocated to our general partner, limited partner interests and participating securities based on their respective rights to receive distributions, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.  We calculate net income available to limited partners based on the distributions pertaining to the current period’s net income.  After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partner interests and participating securities in accordance with the contractual terms of the partnership agreement and as further prescribed under the two-class method.

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three and six months ended June 30, 2012 and 2011 (amounts in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$17,007	$15,869	$33,025	$22,214
Less: General partner’s incentive distribution	222	83	444	166
Less: General partner’s 2% ownership interest	336	316	652	441
Less: Amounts attributable to participating securities (1)	83	—	165	—
Net income available to limited partners	$16,366	$15,470	$31,764	$21,607

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income amongst limited partner interests:
Net income allocable to common units	$13,620	$12,874	$26,435	$17,660
Net income allocable to Series A subordinated units	2,746	2,596	5,329	3,947
Net income allocable to Series B subordinated units (2)	—	—	—	—
Net income available to limited partners	$16,366	$15,470	$31,764	$21,607

Denominator:
Basic weighted average number of limited partner units outstanding: (2)(3)(4)
Common units	59,194	59,185	59,194	53,391
Series A subordinated units	11,934	11,934	11,934	11,934
Series B subordinated units	13,500	13,500	13,500	13,500

Diluted weighted average number of limited partner units outstanding: (2)(3)(4)
Common units	59,318	59,203	59,311	53,410
Series A subordinated units	11,934	11,934	11,934	11,934
Series B subordinated units	13,500	13,500	13,500	13,500

Basic and diluted net income per limited partner unit: (2)(3)(4)
Common units	$0.23	$0.22	$0.45	$0.33
Series A subordinated units	$0.23	$0.22	$0.45	$0.33
Series B subordinated units	$—	$—	$—	$—

(1)               Participating securities consist of LTIP awards (see Note 10) containing vested distribution equivalent rights which entitle the grantee to a cash payment equal to the cash distribution paid on our outstanding common units.

(2)               For each of the periods presented, our Series B subordinated units were not entitled to participate in our earnings, losses or distributions in accordance with the terms of our partnership agreement as necessary performance conditions have not been satisfied. As a result, no earnings were allocated to the Series B subordinated units in our determination of basic and diluted net income per limited partner unit.

(3)              Substantially all of our LTIP awards (see Note 10), which are classified as equity awards, contain provisions whereby vesting occurs only upon the satisfaction of a performance condition. None of the performance conditions on such awards had been satisfied during any of the periods presented. As such, our outstanding LTIP awards as of June 30, 2012 did not have a material impact in our determination of diluted net income per limited partner unit.

(4)               The conversion of (i) our Series A subordinated units to common units and (ii) our Series B subordinated units to Series A subordinated units or common units is subject to certain performance conditions. None of these performance conditions had been satisfied as of June 30, 2012 therefore, there is no dilutive impact of such units in our determination of diluted net income per limited partner unit.

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

	Series B Subordinated Units to
	Convert into Series A	Working Gas Storage	Annualized
	Subordinated Units	Capacity (Bcf)	Distribution Level (1)

Tranche 1	2.6	29.6	$1.71
Tranche 2	2.8	35.6	$1.71
Tranche 3	2.1	41.6	$1.71
Tranche 4	3	48	$1.71
Tranche 5	3	48	$1.80

(1)               For satisfaction of this benchmark, PNG must, for two consecutive quarters, (i) generate distributable cash flow sufficient to pay a quarterly distribution of at least the annualized distribution benchmark on the weighted average number of common units and Series A subordinated units outstanding during such quarter plus all of such Series B subordinated units and (ii) distribute available cash of at least the annualized distribution benchmark on all outstanding common units and Series A subordinated units and the corresponding distributions on PNG’s general partner’s 2% interest and the related distributions on the incentive distribution rights.  See Note 6 to our consolidated financial statements included in Part IV of our 2011 Annual Report on Form 10-K for a complete discussion of our Series B subordinated units.

Outstanding Units

From December 31, 2011 through June 30, 2012, there were no changes in our issued and outstanding common, Series A subordinated or Series B subordinated units.

Distributions

The following table details the distributions declared for 2012 quarterly periods or paid during the six months ended June 30, 2012 (in millions, except per unit amounts):

		Distributions Paid
			Series A				Distributions
		Common	Subordinated	General Partner			per limited
Date Declared	Date Paid or To Be Paid	Units	Units	Incentive	2%	Total	partner unit

July 10, 2012	August 14, 2012 (1)	$21.2	$4.3	$0.2	$0.5	$26.2	$0.3575
April 10, 2012	May 15, 2012	$21.2	$4.3	$0.2	$0.5	$26.2	$0.3575
January 12, 2012	February 14, 2012	$21.2	$4.3	$0.2	$0.5	$26.2	$0.3575

(1)                  Payable to unitholders of record on August 3, 2012, for the period April 1, 2012 through June 30, 2012.

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

In February 2012, the Board of Directors of our general partner approved the modification of certain equity compensation awards previously granted under the 2010 LTIP Plan. As a result of the modification, approximately 232,500 equity-classified phantom unit awards will now vest in the following manner: (i) approximately 70,000 awards, with distribution equivalent rights also modified to begin payment in February 2012, will vest upon the date we pay an annualized distribution of at least $1.45, (ii) approximately 70,000 awards, with distribution equivalent rights also modified to begin payment in May 2013, will vest upon the date we pay an annualized distribution of at least $1.50 and (iii) the remainder, with distribution equivalent rights also modified to begin payment in May 2014, will vest upon the date we pay an annualized distribution of at least $1.55. Fifty percent of any awards that have not vested as of the November 2016 distribution date will vest at that time and the remainder will expire. Additionally, 232,500 of equity-classified phantom unit awards with vesting terms originally tied to the conversion of our Series A and Series B subordinated units were modified such that all these awards will now fully vest upon conversion of the Series A subordinated units to common units. Distribution equivalent rights were also granted with respect to these awards beginning February 2012.

Our equity compensation activity for awards denominated in PNG units is summarized in the following table (units in thousands):

		Weighted Average
		Grant Date
	Units (1)	Fair Value per Unit
Outstanding, December 31, 2011	499	$19.53
Granted	120	$15.05
Vested	—	—
Cancelled or forfeited	—	—
Outstanding, June 30, 2012 (2)	619	$15.84

(1)                  Amounts do not include Class B units of PNGS GP LLC or transaction awards granted by PAA.

(2)                  Weighted average grant date fair value per unit for PNG units outstanding at June 30, 2012, reflects the impact of the modification of PNG awards during February 2012, as discussed above.

The table below summarizes the expense recognized and unit or cash settled vestings related to equity compensation awards during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012		2012
	Liability Awards	Equity Awards	Liability Awards	Equity Awards
Equity compensation expense(1)	$151	$1,081	$289	$2,083
LTIP cash settled vestings (2)	$636	$—	$740	$—
LTIP unit settled vestings	$—	$—	$—	$—
Distribution equivalent right payments	$6	$83	$12	$165

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011		2011
	Liability Awards	Equity Awards	Liability Awards	Equity Awards
Equity compensation expense(1)	$161	$1,101	$287	$2,371
LTIP cash settled vestings (2)	$580	$—	$580	$—
LTIP unit settled vestings	$—	$—	$—	$—
Distribution equivalent right payments	$4	$15	$8	$31

(1)         Includes expense associated with transaction awards granted by PAA and denominated in PNG units owned by PAA. These awards, which were granted in September 2010, are not included in units outstanding above. The entire economic burden of these agreements will be borne solely by PAA and will not impact our cash or units outstanding. The individuals that received these awards are officers of PAA, but because they also serve as officers of PNG and PNG benefits as a result of the services they provide, we recognize the grant date fair value of these awards as compensation expense over the service period, with such expense recognized as a capital contribution. We recognized approximately $0.3 million and $0.8 million of compensation expense associated with these equity-classified awards during the three and six months ended June 30, 2012, respectively. We recognized approximately $0.8 million and $1.9 million of compensation expense associated with these equity-classified awards during the three and six months ended June 30, 2011, respectively.

(2)         Includes cash payments made in conjunction with the settlement of PAA common unit denominated LTIP awards.

Note 11—Derivatives and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so. Our risk management strategies utilize various derivatives to manage our exposure to both commodity price risk and interest rate risk. At the inception of a hedge, we formally document the relationship between the hedging instrument and the hedged item, as well as our risk management objective for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives within the hedging relationship are highly effective in offsetting changes in cash flows of hedged items. Our policy is to use derivatives only for hedging purposes and not for the purpose of speculating.

Commodity Price Risk Hedging

Our core business activities in which we utilize derivatives to manage exposure associated with commodity price risk (resulting from natural gas price fluctuation in spot and forward markets, among other factors) and to optimize profits are as follows:

Merchant Storage Activities- When contango market conditions exist (forward prices exceed spot prices), our commercial optimization company may utilize our storage capacity to purchase natural gas and hold it for sale in a forward month.  Additionally, to further optimize profits when favorable market conditions exist, our commercial optimization company may sell owned natural gas inventory and repurchase it at a lower price in a forward month.

Operational Gas Purchases and Sales- We purchase and sell natural gas for operational purposes at our storage facilities. These activities primarily consist of the purchase of base gas for caverns under development or anticipated future development of our facilities. We also sell fuel inventory collected from our customers under the terms of our storage contracts.

Crude Oil Sales- We sell crude oil and liquids produced in conjunction with the operation of our Bluewater facility.

The risk management strategies we utilize to manage commodity price risk exposure associated with these core activities include the use of exchange-cleared futures, swaps (including basis and index swaps) and options.

In conjunction with our merchant storage activities, we typically enter into a spread position to hedge both purchases and sales of natural gas in the respective months.  The hedging instrument for each respective month is settled concurrent with the applicable physical transaction.  This enables us to maintain a balanced position when our hedging instruments are aggregated with physical purchases and sales.  The fair value of our derivative spread positions are exposed to changes in the spread (the difference in commodity price between two distinct months).  However, the fair value of our derivative spread positions are not exposed to changes in outright prices and are offset by the corresponding change in fair value of the physical position that is being hedged.

The following table summarizes open derivative positions utilized in commodity price risk management strategies as of June 30, 2012:

	Notional Volume (Short)/Long (1)	Remaining Tenor (1)
Anticipated natural gas purchases (2)(3)	4.3 Bcf	April 2016
Anticipated natural gas sales of owned inventory (2)	(23.4) Bcf	December 2012
Anticipated sales of crude oil	10,000 bbls	December 2012

(1)         Volumes presented represent net position through the month noted.

(2)         Excludes spread positions through September 2013, which consist of an offsetting purchase and sale between two different months, of 21.0 Bcf.

(3)         Includes 4.1 Bcf of anticipated base gas purchases through April 2016.

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

Summary of Financial Statement Impact

For derivatives that qualify as a cash flow hedge, changes in fair value of the effective portion of the hedges are deferred in AOCI and recognized in earnings in the periods during which the underlying physical transactions impact earnings. Derivatives that do not qualify or were not designated for hedge accounting, and the portion of cash flow hedges that are not highly effective in offsetting change in cash flows of the hedged items, are recognized in earnings each period.

A summary of the impact of our derivative activities recognized in earnings for the three and six months ended June 30, 2012 is as follows (in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
Location of gain/(loss)	Derivatives in Hedging Relationships(1)(2)	Derivatives not Designated as a Hedge(3)	Total	Derivatives in Hedging Relationships(1)(2)(4)	Derivatives not Designated as a Hedge(3)	Total

Commodity Derivatives:
Natural gas sales	$2,153	$—	$2,153	$13,745	$163	$13,908
Natural gas sales costs	—	—	—	3,877	—	3,877
Other revenues	160	(793)	(633)	(101)	(626)	(727)
Interest Rate Derivatives:
Interest expense	(117)	—	(117)	(221)	—	(221)
Total Gain/(Loss) on
Derivatives Recognized in Net Income	$2,196	$(793)	$1,403	$17,300	$(463)	$16,837

A summary of the impact of our derivative activities recognized in earnings for the three and six months ended June 30, 2011 is as follows (in thousands):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
Location of gain/(loss)	Derivatives in Hedging Relationships(1)(2)	Derivatives not Designated as a Hedge(3)	Total	Derivatives in Hedging Relationships(1)(2)	Derivatives not Designated as a Hedge(3)	Total

Commodity Derivatives:
Natural gas sales	$807	$10	$817	$1,653	$95	$1,748
Natural gas sales costs	—	—	—	—	—	—
Other revenues	(8)	72	64	31	72	103
Interest Rate Derivatives:
Interest expense	—	—	—	—	—	—
Total Gain/(Loss) on
Derivatives Recognized in Net Income	$799	$82	$881	$1,684	$167	$1,851

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

(4)               Unrealized gains of approximately $3.9 million, recorded as a component of Natural gas sales costs, were reclassified from AOCI to earnings during the six months ended June 30, 2012 to offset a lower of cost or market adjustment relating to the carrying value of our inventory.

The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of June 30, 2012 (in thousands):

	As of June 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$18,598	Other current assets	$(10,221)
	Other long-term assets	322	Other long-term assets	(262)
Interest rate derivatives			Other current liabilities	(419)
			Other long-term liabilities	(371)
Total derivatives designated as hedging instruments		$18,920		$(11,273)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$2,444	Other current assets	$(300)

Total derivatives not designated as hedging instruments		$2,444		$(300)

Total derivatives		$21,364		$(11,573)

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

Accumulated Other Comprehensive Income

As of June 30, 2012, there was a net loss of $25.1 million deferred in AOCI. Amounts deferred in AOCI include amounts associated with settled derivatives for which the underlying anticipated hedge transactions are still probable of occurring. The deferred loss in AOCI is expected to be reclassified to future earnings contemporaneously with the earnings recognition of the underlying hedged transactions. Certain underlying hedged transactions are for base gas purchases or other capital expansion expenditures. As we account for base gas as a long-term asset, which is not subject to depreciation, amounts related to base gas will not be reclassified to future earnings until such gas is sold or in the event an impairment charge is recognized in the future. Amounts related to other capital expansion activities will be reclassified to future earnings over the estimated useful life of the applicable asset. Deferred losses associated with capital expansion activities of approximately $12.7 million (including $10.3 million associated with base gas purchases) are included in AOCI as of June 30, 2012. Remaining amounts in AOCI as of June 30, 2012 are associated with both open and settled derivative positions. Of the total net loss deferred in AOCI at June 30, 2012, we expect to reclassify a net loss of approximately $12.0 million to earnings in the next twelve months. The remaining net loss will be reclassified to earnings through 2014. Amounts deferred are predominately based on market prices at the current period end, thus actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

During the three and six months ended June 30, 2012, we reclassified gains of approximately $0.4 million and $0.5 million, respectively, from AOCI to natural gas sales revenues as a result of anticipated hedged transactions no longer being considered probable of occurring. During the three and six months ended June 30, 2011, we reclassified gains of approximately $0.7 million from AOCI to natural gas sales revenues as a result of anticipated hedged transactions no longer being considered probable of occurring.

Amounts recognized in AOCI for derivatives and amounts reclassified to earnings during the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Commodity derivatives, net (1)	$(3,233)	$(308)	$2,748	$1,879
Interest rate derivatives, net (1)	(178)	31	(562)	31
Reclassification adjustments, net (2)	(1,945)	(807)	(17,230)	(1,654)
Total	$(5,356)	$(1,084)	$(15,044)	$256

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

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting agreement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our commodity derivatives, which are all exchange-traded or exchange-cleared, are transacted through a brokerage account and are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or receipt of variation margin. As of June 30, 2012, we had a net broker payable of approximately $6.9 million (consisting of initial margin of $5.0 million decreased by $11.9 million of variation margin paid to us). Our interest rate derivatives, which are over-the-counter instruments, do not have margin requirements. At June 30, 2012 and 2011, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which affects the placement of assets and liabilities within the fair value hierarchy levels.

	Fair Value as of June 30, 2012				Fair Value as of December 31, 2011
	(in thousands)				(in thousands)
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$10,581	$—	$—	$10,581	$15,799	$—	$—	$15,799
Interest rate derivatives	—	(790)	—	(790)	—	(448)	—	(448)
Total	$10,581	$(790)	$—	$9,791	$15,799	$(448)	$—	$15,351

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

Environmental

We may experience releases of natural gas, brine, crude oil or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such releases from our assets may substantially affect our business. As of June 30, 2012, we have not identified any such material obligations.

Insurance

A natural gas storage facility, associated pipeline header system and gas handling and compression facilities may suffer damage as a result of an accident, natural disaster or terrorist activity. These hazards can cause personal injury and loss of life, severe damage to or destruction of property, base gas, or equipment, pollution or environmental damage, or suspension of operations. We maintain various types of insurance under PAA’s insurance program that we consider adequate to cover our operations and properties. Such insurance covers our assets in amounts management considers reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating natural gas storage facilities, associated pipeline header systems, and gas handling and compression facilities, including the potential loss of significant revenues.

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We believe we are adequately insured for public liability and property damage with respect to our operations. In the future, we may not be able to maintain insurance at levels that we consider adequate for rates we consider reasonable. As a result, we may elect to self-insure or utilize higher deductibles in certain insurance programs. For example, the market for hurricane-or windstorm-related property damage coverage has remained difficult the last few years. The amount of coverage available has been limited, and costs have increased substantially with the combination of premiums and deductibles.

In 2011, we elected not to renew our hurricane insurance and, instead, self-insure this risk. This decision does not affect our third-party liability insurance, which still covers hurricane-related liability claims and which we have renewed at our historic coverage levels. In addition, although we believe that we have established adequate reserves to the extent such risks are not insured, costs incurred in excess of these reserves may be higher and may potentially have a material adverse effect on our financial conditions, results of operations or cash flows.

Property Tax Matter

During the second quarter of 2012, certain outstanding property tax billing disputes with Evangeline Parish were resolved and approximately $1.4 million was returned to us.  The resolution of such disputes did not have any effect on our results of operations for the period.

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

The following table reflects certain financial data for our reporting segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$100,141	$54,364	$208,863	$104,784
Adjusted EBITDA	$29,669	$27,507	$57,484	$47,007
Maintenance capital	$190	$109	$372	$215

The following table reconciles Adjusted EBITDA to consolidated net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA	$29,669	$27,507	$57,484	$47,007
Selected items impacting Adjusted EBITDA:
Equity compensation expense	(1,093)	(1,262)	(2,132)	(2,658)
Mark-to-market of open derivative positions	(542)	64	(556)	103
Acquisition-related expenses	—	(55)	—	(4,050)
Insurance deductible related to property damage	—	—	—	(500)
Depreciation, depletion and amortization	(9,318)	(8,940)	(18,394)	(15,409)
Interest expense, net of capitalized interest	(1,709)	(1,445)	(3,377)	(2,279)
Net Income	$17,007	$15,869	$33,025	$22,214

Note 14—Related Party Transactions

In addition to transactions between PNG and PAA discussed in Notes 4, 7, 9, 10 and 12, additional activities between PNG and PAA are discussed below.

Total costs reimbursed by us to PAA for the three and six months ended June 30, 2012, were $4.1 million and $8.8 million, respectively; and $4.4 million and $8.1 million for the three and six months ended June 30, 2011, respectively. Of these amounts approximately $0.9 million and $1.8 million and $0.9 million and $ 1.8 million, during the three and six month periods ended June 30, 2012 and 2011, respectively, were allocated costs for shared services (including personnel costs) and the remainder consisted of direct costs that PAA paid on our behalf along with our allocation of insurance premiums for participation in PAA’s insurance program.

As of June 30, 2012 and December 31, 2011, PNG had amounts due to PAA of approximately $0.1 million and $0.6 million, respectively, included in accounts payable and accrued liabilities on our accompanying condensed consolidated balance sheet. Such amounts include accrued interest, if any, due under the PAA Promissory Note (see Note 7).

As of June 30, 2012 and December 31, 2011, PNG’s obligation for unvested equity-based compensation awards for which we are required to reimburse PAA upon vesting and settlement was approximately $1.0 million and $1.2 million, respectively.

Approximately $0.6 million and $0.7 million of such amounts were reflected in accounts payable and accrued liabilities in our accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively, with the remaining balances included as a component of other long-term liabilities at each respective date.

As of June 30, 2012, outstanding parental guarantees issued by PAA to third parties on behalf of PNG Marketing were approximately $15 million. No amounts were due to PAA as of June 30, 2012 under such guarantees and no payments were made to PAA under such guarantees during the six months ended June 30, 2012. We pay PAA a quarterly fee in exchange for providing such parental guarantees. The quarterly fee, which is based on actual usage, is subject to a quarterly minimum of $12,500 regardless of utilization to cover PAA’s administrative costs. During the three and six months ended June 30, 2012, we incurred approximately $34,000 and $47,000, respectively, of expense under our obligation to reimburse PAA for administrative costs incurred in conjunction with providing parental guarantees on our behalf.

Natural Gas Services Agreement

During the three and six months ended June 30, 2012, we recognized approximately $0.4 million and $0.8 million of access fee revenues under our Natural Gas Services Agreement with Plains Gas Solutions, LLC.

Natural Gas Sales

During the six months ended June 30, 2012, we recognized approximately $0.2 million of revenues from sales of natural gas to Plains Gas Solutions, LLC.

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

Overview of Operating Results, Capital Spending and Significant Activities

Adjusted EBITDA for the six months ended June 30, 2012 was approximately $57.5 million, a 22% increase over Adjusted EBITDA of approximately $47.0 million for the six months ended June 30, 2011. This increase was primarily the result of the completion of the Southern Pines Acquisition on February 9, 2011, incremental revenues attributable to capacity expansions (including additional caverns with working gas capacities of approximately 9 Bcf and 8 Bcf at our Pine Prairie facility during 2012 and 2011, respectively) and results of PNG Marketing, LLC (our commercial optimization company). See “— Results of Operations” for further discussion and analysis of our operating results. Expansion capital expenditures for the six months ended June 30, 2012 were approximately $29.0 million.

During June 2012, we partially exercised the accordion feature of our revolving credit facility, increasing borrowing capacity from $250 million to $350 million and we reached an agreement with applicable lenders to amend certain terms and provisions of our senior unsecured credit agreement.  As a result of this amendment, the revolving credit facility commitments may be further increased to $550 million, subject to certain terms and conditions.  See Note 7 to the condensed consolidated financial statements for further discussion.

Results of Operations

The tables below summarize our results of operations for the periods indicated (in thousands, except working capacity and monthly operating metrics data):

	Three Months Ended June 30,		Favorable/(Unfavorable) Variance (1)
	2012	2011	$	%
Revenues
Firm storage services	$35,475	$35,415	$60	—
Hub services and merchant storage (2)	64,336	18,207	46,129	253%
Other	330	742	(412)	(56)%
Total revenues	100,141	54,364	45,777	84%

Storage related costs - Hub services and merchant storage (3)	(61,473)	(16,308)	(45,165)	(277)%
Storage related costs - Firm storage services (4)	(3,037)	(4,263)	1,226	29%
Field operating costs	(3,009)	(2,915)	(94)	(3)%
General and administrative expenses	(4,616)	(4,641)	25	1%
Other income/(expense), net	28	17
Acquisition-related expenses	—	55
Equity compensation expense	1,093	1,262
Mark-to-market of open derivative positions	542	(64)
Adjusted EBITDA	$29,669	$27,507	$2,162	8%

Reconciliation to net income
Adjusted EBITDA	$29,669	$27,507	$2,162	8%
Depreciation, depletion and amortization	(9,318)	(8,940)	(378)	(4)%
Interest expense, net of capitalized interest	(1,709)	(1,445)	(264)	(18)%
Equity compensation expense	(1,093)	(1,262)
Acquisition-related expenses	—	(55)
Mark-to-market of open derivative positions	(542)	64
Net income	$17,007	$15,869	$1,138	7%

Operating Data:
Net revenue margin(5)(6)	$36,173	$33,729	$2,444	7%
Field operating costs / G&A / Other	(6,504)	(6,222)	(282)	(5)%
Adjusted EBITDA	$29,669	$27,507	$2,162	8%

Average working storage capacity (Bcf)	80	75	5	7%

Monthly Operating Metrics ($/Mcf):
Net revenue margin (5)(6)	$0.15	$0.15	$—	—
Field operating costs / G&A / Other	(0.03)	(0.03)	—	—
Adjusted EBITDA	$0.12	$0.12	$—	—

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

(4)                   Includes storage related costs (including fuel expense) attributable to firm storage services revenues.

(5)                   Net revenue margin equals total revenues minus storage related costs.

(6)                   Net revenue margin excludes the impact of mark-to-market of open derivative positions.

	Six Months Ended June 30,		Favorable/(Unfavorable) Variance (1)
	2012	2011	$	%
Revenues
Firm storage services	$69,282	$64,539	$4,743	7%
Hub services and merchant storage (2)	138,092	38,704	99,388	257%
Other	1,489	1,541	(52)	(3)%
Total revenues	208,863	104,784	104,079	99%

Storage related costs - Hub services and merchant storage (3)	(131,552)	(35,710)	(95,842)	(268)%
Storage related costs - Firm storage services (4)	(6,813)	(9,362)	2,549	27%
Field operating costs	(6,056)	(6,002)	(54)	(1)%
General and administrative expenses	(9,663)	(13,825)	4,162	30%
Other income/(expense), net	17	17
Acquisition-related expenses	—	4,050
Insurance deductible related to property damage	—	500
Equity compensation expense	2,132	2,658
Mark-to-market of open derivative positions	556	(103)
Adjusted EBITDA	$57,484	$47,007	$10,477	22%

Reconciliation to net income
Adjusted EBITDA	$57,484	$47,007	$10,477	22%
Depreciation, depletion and amortization	(18,394)	(15,409)	(2,985)	(19)%
Interest expense, net of capitalized interest	(3,377)	(2,279)	(1,098)	(48)%
Equity compensation expense	(2,132)	(2,658)
Acquisition-related expenses	—	(4,050)
Mark-to-market of open derivative positions	(556)	103
Insurance deductible related to property damage	—	(500)
Net income	$33,025	$22,214	$10,811	49%

Operating Data:
Net revenue margin(5)(6)	$71,054	$59,609	$11,445	19%
Field operating costs / G&A / Other	(13,570)	(12,602)	(968)	(8)%
Adjusted EBITDA	$57,484	$47,007	$10,477	22%

Average working storage capacity (Bcf)	78	67	11	17%

Monthly Operating Metrics ($/Mcf):
Net revenue margin (5)(6)	$0.15	$0.15	$—	—
Field operating costs / G&A / Other	(0.03)	(0.03)	—	—
Adjusted EBITDA	$0.12	$0.12	$—	—

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

The following table reconciles Non-GAAP and segment financial measures to the most directly comparable measures as reported in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA reconciliation
Net income	$17,007	$15,869	$33,025	$22,214
Interest expense, net of amounts capitalized	1,709	1,445	3,377	2,279
Depreciation, depletion and amortization	9,318	8,940	18,394	15,409
Selected items impacting Adjusted EBITDA
Equity compensation expense	1,093	1,262	2,132	2,658
Acquisition-related expenses	—	55	—	4,050
Mark-to-market of open derivative positions	542	(64)	556	(103)
Insurance deductible related to property damage	—	—	—	500
Adjusted EBITDA	$29,669	$27,507	$57,484	$47,007

Distributable cash flow reconciliation
Net income	$17,007	$15,869	$33,025	$22,214
Depreciation, depletion and amortization	9,318	8,940	18,394	15,409
Acquisition-related expenses	—	55	—	4,050
Maintenance capital expenditures	(190)	(109)	(372)	(215)
Other non cash items:
Equity compensation expense, net of cash payments	508	662	1,454	2,039
Mark-to-market of open derivative positions	542	(64)	556	(103)
Distributable cash flow	$27,185	$25,353	$53,057	$43,394

Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Revenues, Volumes and Related Costs. As noted in the table above, our total revenue and related costs increased during the three months ended June 30, 2012 (the “2012 period”) when compared to the three months ended June 30, 2011 (the “2011 period”). The primary reasons for such increase are the results of PNG Marketing, LLC (our commercial optimization company) and incremental revenues attributable to the expansion of our working gas capacity at our Pine Prairie and Southern Pines facilities.  These and other significant variances related to these periods are discussed in more detail below:

•                          Firm storage services — Firm storage services revenues did not change significantly in the 2012 period as compared to the 2011 period.  Incremental revenues attributable to the expansion of our working gas capacity at our Pine Prairie and Southern Pines facilities were offset by decreased storage rates on contracts executed to replace expiring contracts on existing capacity and lower fuel in kind revenues, both of which resulted from lower natural gas prices throughout 2011 and into 2012.  Also, additional working storage capacity was retained for use by our commercial optimization company in the 2012 period as compared to the 2011 period.  Revenues generated through the use of storage capacity by our commercial optimization company are reflected as merchant storage revenues when natural gas we own is withdrawn from storage and sold.

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

•                          Other — Other revenues decreased in the 2012 period as compared to the 2011 period primarily due to an unrealized loss of approximately $0.5 million recognized in the 2012 period associated with certain commodity derivatives which no longer qualified for hedge accounting treatment and the impact of lower volumes of crude oil produced in conjunction with our ongoing liquids removal efforts at our Bluewater facility.  These decreases were partially offset by approximately $0.4 million of access fee revenues generated under our natural gas services agreement with Plains Gas Solutions, LLC.

•                          Storage related costs — Hub services and merchant storage — Hub services and merchant storage related costs (which includes costs associated with natural gas sold by our commercial optimization company) increased in the 2012 period as compared to the 2011 period. The primary reason for the increase in the 2012 period as compared to the 2011 period is due to the increase in volumes of natural gas sold by our commercial optimization company.

•                          Storage related costs — Firm storage services — Firm storage services related costs decreased in the 2012 period as compared to the 2011 period. The decrease in the 2012 period as compared to the 2011 period is primarily due to a reduction in storage and transportation capacity leased from third parties along with lower fuel costs resulting from a decline in natural gas prices.

Other Costs and Expenses. The significant variances are discussed further below:

•                          Field operating costs — Field operating costs did not change significantly in the 2012 period when compared to the 2011 period.

•                          General and administrative expenses — General and administrative expenses did not change significantly in the 2012 period as compared to the 2011 period.  Additionally, we recognized approximately $0.3 million and $0.8 million of equity compensation expense associated with awards granted by PAA during the 2012 and 2011 periods, respectively. Although we will not bear the economic burden of these awards, we benefit from the services underlying these awards.

•                          Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the 2012 period as compared to the 2011 period. The increase resulted primarily from an increased amount of depreciable assets resulting from capacity expansions at our Pine Prairie and Southern Pines facilities.

•                          Interest expense, net of capitalized interest — Interest expense, net of capitalized interest, increased in the 2012 period when compared to the 2011 period. Interest expense, on a gross basis, decreased to approximately $3.8 million in the 2012 period as compared to approximately $4.5 million in the 2011 period due to lower average interest rates in the 2012 period as compared to the 2011 period and was partially offset by higher average debt balances in the 2012 period as compared to the 2011 period. Capitalized interest was approximately $2.1 million and $3.1 million in the 2012 and 2011 periods, respectively.

Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011

Revenues, Volumes and Related Costs. As noted in the table above, our total revenue and related costs increased during the six months ended June 30, 2012 (the “2012 period”) when compared to the six months ended June 30, 2011 (the “2011 period”). The primary reasons for such increase are the completion of the Southern Pines Acquisition on February 9, 2011, results of PNG Marketing, LLC, and incremental revenues attributable to the expansion of our working gas capacity at our Pine Prairie and Southern Pines facilities.  These and other significant variances related to these periods are discussed in more detail below:

•                          Firm storage services — Firm storage services revenues increased in the 2012 period as compared to the 2011 period primarily due to the completion of the Southern Pines Acquisition and incremental revenues attributable to the expansion of our working gas capacity at our Pine Prairie and Southern Pines facilities. These increases were partially offset by decreased storage rates on contracts executed to replace expiring contracts on existing capacity and lower fuel in kind revenues, both of which resulted from lower natural gas prices throughout 2011 and into 2012.  Also, additional working storage capacity was retained for use by our commercial optimization company in the 2012 period as compared to the 2011 period.

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

•                          Other — Other revenues did not change significantly in the 2012 period as compared to the 2011 period.  The 2012 period includes approximately $0.8 million of access fee revenues generated under our natural gas services agreement with Plains Gas Solutions, LLC and an unrealized loss of approximately $0.5 million associated with certain commodity derivatives which no longer qualified for hedge accounting treatment Also, lower volumes of crude oil were produced in conjunction with our ongoing liquids removal efforts at our Bluewater facility during the 2012 period when compared to the 2011 period.

•                          Storage related costs — Hub services and merchant storage — Hub services and merchant storage related costs (which includes costs associated with natural gas sold by our commercial optimization company) increased in the 2012 period as compared to the 2011 period. The primary reason for the increase in the 2012 period as compared to the 2011 period is due to the increase in volumes of natural gas sold by our commercial optimization company.

•                          Storage related costs — Firm storage services — Firm storage services related costs decreased in the 2012 period as compared to the 2011 period. The decrease in the 2012 period as compared to the 2011 period is primarily due to a reduction in storage and transportation capacity leased from third parties along with lower fuel costs resulting from a decline in natural gas prices.

Other Costs and Expenses. The significant variances are discussed further below:

•                          Field operating costs — Field operating costs did not change significantly in the 2012 period when compared to the 2011 period. Increases in operating expenses during the 2012 period associated with the Southern Pines Acquisition and Pine Prairie expansion were approximately offset by $0.5 million of expense recognized during the 2011 period for the property insurance deductible related to the January 2011 operational incident and fire at our Bluewater facility.

•                          General and administrative expenses — General and administrative expenses decreased in the 2012 period as compared to the 2011 period. The 2011 period includes approximately $4.1 million of acquisition-related costs associated with the Southern Pines Acquisition. Additionally, we recognized approximately $0.8 million and $1.9 million of equity compensation expense associated with awards granted by PAA during the 2012 and 2011 periods, respectively. Although we will not bear the economic burden of these awards, we benefit from the services underlying these awards.

•                          Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the 2012 period as compared to the 2011 period. The increase resulted primarily from an increased amount of depreciable assets resulting from the Southern Pines acquisition and our internal capital expansion projects at our Pine Prairie and Southern Pines facilities. Additionally, amortization of intangible assets acquired in conjunction with the Southern Pines Acquisition was approximately $8.2 million and $6.5 million during the 2012 and 2011 periods, respectively.

•                          Interest expense, net of capitalized interest — Interest expense, net of capitalized interest, increased in the 2012 period when compared to the 2011 period. Interest expense, on a gross basis, of approximately $7.9 million in the 2012 period was consistent with approximately $8.0 million in the 2011 period. Higher average debt balances in the 2012 period were approximately offset by lower average interest rates.  Capitalized interest was approximately $4.5 million and $5.7 million in the 2012 and 2011 periods, respectively.

Outlook

Overall market conditions during the three months ended June 30, 2012 for both hub services and firm storage services were comparable to those from the three months ended June 30, 2011, but still reflected seasonal spreads (October-January) and volatility levels that were low relative to historical trends. During the three months ended June 30, 2012, seasonal spreads for 2012-2013, which are a proxy for the current fundamental value of storage, ranged from $0.60 to $0.81, an increase in range from $0.18 to $0.28 as compared to the three months ended June 30, 2011, but at the low end of the range during most of the past decade ($0.20-$4.75). The slight improvement in 2012-2013 seasonal spreads during the three months ended June 30, 2012, however, has not translated into an improvement in seasonal spreads for later years (i.e., beyond 2013). Seasonal spreads for 2013-2014 and 2014-2015, which influence the rates at which we will be able to contract firm storage capacity in future years, have ranged from $0.37 to $0.48. Volatility levels, which impact the value we are able to realize on a short-term basis from our hub service and merchant storage activities, have also increased somewhat during the three months ended June 30, 2012, but remain low relative to levels experienced during the 2005-2010 time period. Driven largely by the robust supply levels for natural gas, both in terms of natural gas storage inventory levels and the production from shale resources, recent increases in volatility levels have been relatively short in duration. In general, our outlook for the balance of 2012 presumes that these fundamental trends will continue, with relatively low seasonal spreads and reduced volatility levels from a historical perspective.

We believe our asset base, contract profile, financial position, low risk profile, and economically attractive expansion projects will enable us to maintain our cash flows for the next several years in these current market conditions. Also, we are reasonably well positioned to develop low cost organic expansions and to acquire other assets if favorable market conditions exist. However, if gas storage market conditions decline further, in addition to adversely affecting hub services activities, they may also adversely impact the lease rates our customers are willing to pay for firm storage services with respect to new capacity under construction, as well as renewals of existing capacity upon expirations of existing term leases, many of which are at rates above current market levels. Accordingly, although a significant portion of our existing capacity is underpinned by multi-year firm storage contracts, we can provide no assurance that our operating and financial results will not be adversely impacted by adverse overall market conditions. In addition, we can provide no assurances that our organic growth and acquisition efforts will be successful.

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

Credit Agreement

In August 2011, we entered into a senior unsecured credit agreement, which was amended in June 2012 (see Note 7 to the condensed consolidated financial statements for further discussion). As amended, the facility provides for (i) $350 million under a revolving credit facility, which may be increased at our option to $550 million (subject to receipt of additional or increased lender commitments) and (ii) two $100 million term loan facilities (the “GO Bond Term Loans”) pursuant to the purchase, at par, of the GO Bonds we acquired in conjunction with the Southern Pines Acquisition. The revolving credit facility expires in August 2016, unless extended. The purchasers of the two GO Bond Term Loans have the right to put, at par, to PNG the GO Bond Term Loans in August 2016, unless extended. The GO Bonds mature by their terms in May 2032 and August 2035, respectively.

Our credit agreement contains covenants and events of default. Our credit agreement restricts, among other things, our ability to make distributions of available cash to unitholders if any default or event of default, as defined in the credit agreement, exists or would result therefrom. In addition, the credit agreement contains restrictive covenants, including those that restrict our ability to grant liens, incur additional indebtedness, engage in certain transactions with affiliates, engage in substantially unrelated businesses, sell substantially all of our assets or enter into a merger or consolidation, and enter into certain burdensome agreements. In addition, the credit agreement contains certain financial covenants which, among other things, require us to maintain a debt-to-EBITDA coverage ratio that will not be greater than 5.00 to 1.00 on outstanding debt (5.50 to 1.00 during an acquisition period) and also require that we maintain an EBITDA-to-interest coverage ratio that will not be less than 3.00 to 1.00, as such terms are defined in the credit agreement.

At June 30, 2012, borrowings of approximately $358.8 million were outstanding under our credit agreement, which includes approximately $158.8 million under the revolving credit facility. Additionally, we had approximately $3.8 million of outstanding letters of credit under our revolving credit facility. As of June 30, 2012, we were in compliance with the covenants, including the financial ratios, contained in our credit agreement. Based on the most restrictive covenant, at June 30, 2012 our incremental borrowing ability under our credit agreement was limited to approximately $144 million. Notably, the restriction on debt incurrence does not limit our ability to incur hedged inventory debt. Also, the formula for determining EBITDA in the context of the financial ratios allows for inclusion of pro forma EBITDA arising from certain capital investments, including for acquisitions and certain capital expenditures related to our Pine Prairie and Southern Pines expansions. We believe our credit facility and available debt capacity is adequate to fund our current capital program.

PAA Financial Support

PAA may elect, but is not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate PAA’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between PAA and us as fair to our unitholders. As further defined in our partnership agreement, potential PAA financial support can include, but is not limited to, our issuance of common units to PAA, our borrowing of funds from PAA or guarantees or trade credit support to support the ongoing operations of us or our subsidiaries. We have no obligation to seek financing or support from PAA or to accept such financing or support if offered to us. As of June 30, 2012, outstanding parental guarantees issued by PAA to third parties on behalf of PNG Marketing were approximately $15 million. No amounts were due to PAA as of June 30, 2012 under such guarantees and no payments were made to PAA under such guarantees during the six months ended June 30, 2012.

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

To maintain our targeted credit profile, we generally intend to fund approximately 60% of the capital required for future expansion projects (beyond the projects currently under development) with equity and cash flow in excess of distributions.

For a discussion of the impact that the price of natural gas might have on our operations and liquidity and capital resources, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Working Capital

Working capital, defined as the amount by which current assets exceed current liabilities, is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven primarily by changes in accounts receivable and accounts payable, natural gas inventory balances and short-term debt. These changes are primarily affected by factors such as credit extended to, and the timing of collections from, our customers, timing differences between the acquisition and sale of natural gas inventory (including cash settlement and margin requirements on related derivative instruments) and our level of spending for maintenance and expansion activity. As of June 30, 2012 we had a working capital deficit of approximately $31.4 million.

Historical Cash Flow Information

The following table presents a summary of our cash flows for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$42,246	$40,778
Investing activities	(26,739)	(765,679)
Financing activities	(15,509)	724,931
Net increase/(decrease) in cash	$(2)	$30

Adjusted EBITDA	$57,484	$47,007

Operating Activities. The primary drivers of cash flow from our operations are (i) the collection of amounts related to the storage and sales of natural gas, and (ii) the payment of amounts related to purchases of natural gas and expenses, principally storage and transportation related costs, field operating costs and general and administrative expenses. Cash provided by operating activities is significantly impacted in periods where we are increasing or decreasing the amount of inventory in storage. In the month that we pay for stored natural gas, we borrow under our credit facility to pay for the natural gas, which negatively impacts our operating cash flow. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored natural gas. Cash from operating activities is also impacted in a similar manner by the timing of cash settlement of derivatives associated with physical purchases and sales of natural gas.  Settlements of such derivatives are reflected as a component of accumulated other comprehensive income/(loss) until the applicable natural gas inventory is sold.

Investing Activities. Our investing activities for each of the periods listed above primarily relate to the continued expansion of our Pine Prairie and Southern Pines facilities and the acquisition of the related base gas required to operate the facilities. The 2011 period includes the Southern Pines Acquisition.

Financing Activities. Our financing activities primarily consist of (i) the payment of distributions to our unitholders and general partner, (ii) funding of capital expansion efforts (including organic growth projects and acquisitions) and (iii) borrowings and repayments under our credit agreement associated with inventory purchases and sales (including related derivatives) in conjunction with our merchant storage activities. The 2011 period includes borrowings and equity issuances associated with the funding of the Southern Pines Acquisition.

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

Capital Expenditures. We currently forecast capital expansion expenditures for 2012 of approximately $56 million to $60 million (including capitalized interest), primarily related to the ongoing expansion of our Pine Prairie and Southern Pines facilities and the related base gas required to operate the facilities. We expect to fund our capital expenditures with cash generated from operations and borrowings under our credit agreement. Additionally, we are forecasting approximately $0.6 million of maintenance capital expenditures in 2012, of which approximately $0.4 million was incurred through June 30, 2012.

Distributions to Unitholders and General Partner. We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On August 14, 2012, we will pay a quarterly distribution of $0.3575 per unit on our common units and Series A subordinated units.

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

The following table includes our best estimate of the amounts and timing of the payments due under our contractual obligations as of June 30, 2012 (in millions):

	Total	2012	2013	2014	2015	2016	Thereafter

Long-term debt, interest and fees(1)	$526.3	$6.9	$13.8	$13.8	$209.1	$282.5	$0.2
Short-term borrowings	80.2	80.2	—	—	—	—	—
Storage / transportation agreements and leases	22.8	9.0	7.1	4.5	2.0	—	0.2
Purchase obligations(2)	22.4	6.9	1.9	1.9	1.9	1.9	7.9
Other long-term liabilities	1.1	0.2	0.5	0.3	0.1	—	—
Subtotal	652.8	103.2	23.3	20.5	213.1	284.4	8.3
Natural gas purchases (3)	87.7	44.9	39.8	1.2	1.2	0.6	—
Total	$740.5	$148.1	$63.1	$21.7	$214.3	$285.0	$8.3

(1)                  Includes interest payments and commitment fees on our senior unsecured credit agreement and note payable to PAA.

(2)                  Primarily includes amounts related to utility contracts and capital expansion activities.

(3)                  Amounts are based on estimated volumes and market prices of committed obligations as of June 30, 2012. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit and Parental Guarantees. Our $550 million senior unsecured credit agreement provides us with the ability to issue letters of credit. In connection with our use of certain leased storage and transportation assets and the purchase of natural gas by our commercial optimization company, we have periodically provided certain suppliers and counterparties with irrevocable standby letters of credit to secure our obligations for such purchases. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our consolidated balance sheet in the month the services are provided or when we take delivery of the natural gas purchased. In certain instances, parental guarantees have been provided by PAA in lieu of letters of credit. As of June 30, 2012, we had approximately $3.8 million of outstanding letters of credit under our credit agreement. Additionally, approximately $15.0 million of parental guarantees issued by PAA on behalf of PNG Marketing were outstanding as of June 30, 2012.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

For discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Item 7 of our 2011 Annual Report on Form 10-K.

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

•                                          the effects of competition;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including commodity price risk and interest rate risk.  We use various derivative instruments to manage such risks. Our risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring exchange cleared positions, as well as physical volumes, locations, delivery schedules and storage capacity. We have a risk management function that has direct responsibility and authority for our risk policies, related controls around commercial activities and certain aspects of corporate risk management. Our risk management function also approves all new risk management strategies through a formal process. The following discussion addresses each category of risk.

Commodity Price Risk

We utilize natural gas derivatives to hedge commodity price risk inherent in our operations.  Our objectives for these derivatives include hedging anticipated purchases and sales, stored inventory and to manage our anticipated base gas requirements associated with natural gas or the related storage of natural gas.  We manage these exposures with various instruments, including exchange traded futures, swaps and options.  See Note 11 to our condensed consolidated financial statements for further discussion regarding our hedging strategies and objectives.

Interest Rate Risk

We utilize interest rate derivatives to hedge interest rate risk associated with our variable rate debt.  Our objective for these derivatives is to hedge the cash flow variability associated with our interest payments as a result of market fluctuations in interest rates.  We manage these exposures with over-the-counter, LIBOR-based interest rate swaps.  See Note 11 to our condensed consolidated financial statements for further discussion regarding our hedging strategies and objectives.

The fair value of our derivatives as of June 30, 2012 and the change in fair value that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

		Effect of 10%	Effect of 10%
	Fair Value	Price Increase (1)	Price Decrease (1)
Natural gas derivatives	$10.3	$(5.9)	$5.9
Interest rate derivatives	$(0.8)	$0.1	$(0.1)

(1)               Positive numbers reflect an increase in fair value and negative numbers reflect a decrease in fair value.

The fair values presented in the table above reflect the sensitivity of the derivative instruments only and do not include the effect of the underlying hedged commodity. Commodity and interest rate sensitivities were calculated by assuming an across-the-board 10% increase or decrease. In the event of an actual 10% change in near-term commodity prices or interest rates, the fair value of our derivative portfolio would typically change less than that shown in a table, as commodity prices and interest rates do not typically change in a linear fashion.

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

PAA NATURAL GAS STORAGE, L.P.

	By:	PNGS GP LLC, its general partner

Date: August 7, 2012	By:	/s/ GREG L. ARMSTRONG
		Name:	Greg L. Armstrong
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2012	By:	/s/ DEAN LIOLLIO
		Name:	Dean Liollio
		Title:	President

Date: August 7, 2012	By:	/s/ AL SWANSON
		Name:	Al Swanson
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	—	Certificate of Limited Partnership of PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.2	—

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

3.4	—	Certificate of Formation of PNGS GP LLC (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.5	—	Amended and Restated Limited Liability Company Agreement of PNGS GP LLC dated May 5, 2010 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

10.1	—	First Amendment to Promissory Note dated June 1, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2012).

10.2	—

First Amendment to Credit Agreement dated June 27, 2012 among PNG Natural Gas Storage, L.P., as Borrower; Bank of America, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2012).

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

*         Filed herewith.