Form 10-K
period 2012-12-31
PAA NATURAL GAS STORAGE LP
filed 2013-02-27
CIK 1481506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $548 million on June 30, 2012, based on a closing price of $17.87 per Common Unit as reported on the New York Stock Exchange on such date.

At February 20, 2013, there were outstanding 59,205,075 Common Units.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

FORM 10-K—2012 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements incorporating the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” as well as similar expressions and statements regarding our business strategy, plans and objectives for future operations. The absence of such words, expressions or statements, however, does not mean that the statements are not forward-looking. Any such forward looking statements reflect our current views with respect to future events, based on what we believe to be reasonable assumptions. Certain factors could cause actual results or outcomes to differ materially from the results or outcomes anticipated in the forward-looking statements. The most important of these factors include, but are not limited to:

•                          a continuation of reduced volatility and/or lower spreads in natural gas markets for an extended period of time;

•                          factors affecting demand for natural gas storage services and the rates we are able to charge for such services, including the balance between the supply of and the demand for natural gas;

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

•                              the occurrence of a natural disaster, catastrophe, terrorist attack or other event, including attacks on our electronic and computer systems;

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

Our business consists of the acquisition, development, ownership, operation and commercial management of natural gas storage facilities. As of December 31, 2012, we owned and operated three natural gas storage facilities located in Louisiana, Mississippi and Michigan. We also lease storage capacity and pipeline transportation capacity from third parties from time to time in order to increase our operational flexibility and enhance the services we offer our customers.

We provide natural gas storage services to a broad mix of customers, including local gas distribution companies, or LDCs, electric utilities, pipelines, direct industrial users, electric power generators, marketers, producers, LNG exporters and affiliates of such entities. Our storage rates are regulated under Federal Energy Regulatory Commission, or FERC, rate-making policies, which currently permit our facilities to charge market-based rates for our services.

Organizational History

We were formed as a limited partnership to own, operate and grow the natural gas storage business of PAA, in which it acquired its initial interest in 2005. Our 2% general partner interest is held by PNGS GP LLC, a Delaware limited liability company, whose sole member is PAA. References to our “general partner,” as the context requires, include only PNGS GP LLC.

Partnership Structure and Management

At December 31, 2012, PAA owned an aggregate direct and indirect 64% ownership interest in us comprised of the general partner’s 2% interest, 28.2 million common units, 11.9 million Series A subordinated units and 13.5 million Series B subordinated units, as well as incentive distribution rights. The Series B subordinated units are not entitled to participate in our quarterly distributions unless and until they convert into Series A subordinated units or common units. The Series B subordinated units are, however, entitled to vote on matters submitted to a vote to our unitholders.

The diagram below illustrates the structure of PAA Natural Gas Storage, L.P. at February 20, 2013.

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

Our Business Strategy

Our principal business strategy is to capitalize on the anticipated long-term growth in demand for natural gas storage services in North America by owning and operating high-quality natural gas storage facilities and providing reliable, competitive and flexible natural gas storage and related services. In executing this strategy, we intend to expand the scope and scale of our business, grow our earnings and cash flow and increase the amount of cash distributions we make to our unitholders over time. Our plan for executing this strategy includes the following key components:

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

•                          Through our dedicated commercial marketing group, using a portion of our storage capacity in conjunction with our commercial marketing activities to enhance our margins. Similar to the business model employed by PAA, and without altering our basic commercial strategy of committing a high percentage of our storage capacity under multi-year firm storage contracts, we have a dedicated commercial marketing group that captures market opportunities by utilizing a portion of our storage capacity for our own account and engaging in related commercial marketing activities.

•                          Organically expanding our existing natural gas storage facilities. Our existing assets enable us to expand the capacity of our storage caverns on what we believe to be attractive economic terms. We currently have permitted expansion activities underway at each of our three facilities. Taking into account expansions that are currently under construction and permitted expansions not yet under construction, we have the potential to increase our capacity from approximately 93 billion cubic feet (Bcf) of working capacity at December 31, 2012 to an aggregate of approximately 149 Bcf of working capacity at these three facilities.

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

Our Financial Strategy

An important factor to successful growth of our business is our ability to maintain a competitive cost of capital and sufficient access to the capital markets. Our ability to do so will be significantly influenced by the extent to which we are able to sustain and grow our distributions to unitholders, maintain a solid credit profile and ultimately achieve and maintain an investment-grade credit rating.

Targeted Credit Profile. We have targeted a general credit profile that has the following attributes:

•                          a long-term debt-to-total capitalization ratio of 40% or less;

•                          an average long-term debt-to-Adjusted EBITDA multiple (depending on general market conditions) of approximately 3.5x to 4.5x (Adjusted EBITDA is earnings before interest expense, taxes, depreciation, depletion and amortization, equity compensation plan expense, gains and losses from derivative activities and selected items that are generally unusual or non-recurring); and

•                          an average Adjusted EBITDA-to-interest coverage multiple of approximately 3.3x or better.

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

When considered together with what we believe to be the relatively low-risk profile of our business, we believe this credit profile is generally consistent with an investment grade credit rating. In combination with our intent to maintain a high percentage of storage capacity under multi-year contracts, we believe this credit profile should provide flexibility during periods where storage markets become oversupplied and thus improve our ability to take advantage of attractive acquisition opportunities.

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

Our Competitive Strengths

We believe that the following competitive strengths will position us to successfully execute our principal business strategy:

•                          Our natural gas storage assets are strategically located and operationally flexible. Our Pine Prairie, Southern Pines and Bluewater storage facilities are strategically positioned relative to several major market hubs and have extensive pipeline header systems that are interconnected directly or indirectly with multiple large-diameter interstate and intrastate pipelines. These facilities enable us to serve a variety of major producing regions and LNG importers/exporters, as well as the primary consumer and industrial markets in the Gulf Coast, Midwest, Northeast and Southeast. In the aggregate, our three facilities have peak injection and withdrawal capacity of 4.1 Bcf per day and 6.4 Bcf per day, respectively.

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

•                          Our Gulf Coast storage facilities’ existing caverns have the ability to be expanded at competitive costs and with a relatively high degree of schedule certainty. Subject to market demand, project execution, sufficient pipeline capacity and available financing, we have the operational capacity to expand the existing caverns at our Pine Prairie and Southern Pines facilities (“Gulf Coast Facilities”) beyond their current size through incremental leaching activities. In addition, because the existing infrastructure at both of these facilities has been specifically designed to facilitate future expansion of our existing caverns, we believe our incremental capital costs per Bcf of such expansion capacity is competitive and that we can generate attractive returns on such capital even if the current challenging market environment continues for the next several years.

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

Our Relationship with PAA

We believe one of our strengths is our relationship with PAA, which is one of the largest publicly-traded master limited partnerships as measured by its equity market capitalization of approximately $15.2 billion as of December 31, 2012. Plains All American’s common units trade on the New York Stock Exchange, or NYSE, under the ticker symbol “PAA.” In addition to its participation in the natural gas storage business through our partnership, PAA is engaged in the transportation, storage, terminalling and marketing of crude oil and refined products, as well as the processing, transportation, fractionation, storage and marketing of natural gas liquids and liquefied petroleum gas and other natural gas-related petroleum products. PAA’s assets include approximately 18,800 miles of pipelines, approximately 120 million barrels of storage capacity, and a significant fleet of trucks, trailers, tugs, barges and railcars. Through its transportation, storage and commercial activities, PAA physically handles in excess of 3.5 million barrels per day of petroleum products.

PAA and its predecessors have been active participants in the hydrocarbon storage industry since the early 1990s. PAA has a long history of successfully expanding its energy infrastructure businesses through a combination of organic growth projects and complementary acquisitions. Since its initial public offering in 1998, PAA has grown its asset base from approximately $600 million to over $19 billion and increased the annualized distribution (as adjusted for PAA’s two-for-one split of common units effective October 1, 2012) on its limited partner units by 150%, from $0.90 per unit as of PAA’s initial public offering to $2.25 per unit for the distribution paid in February 2013.

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

We believe PAA’s significant presence in the energy sector, its successful track record of growth and its significant investment in and sponsorship and support of us, enhances our ability to grow our business.

Natural Gas Market Overview

North American natural gas storage facilities provide a staging and warehousing function for seasonal swings in demand relative to supply, as well as an essential reliability cushion against disruptions in natural gas supply, demand and transportation by allowing natural gas to be injected into, withdrawn from or warehoused in such storage facilities as dictated by market conditions. The long term demand for storage services in the United States is driven primarily by the long-term demand for natural gas and the overall lack of balance between the supply of and demand for natural gas on a seasonal, monthly, daily or hourly basis. In general and on a long term basis, to the extent the overall demand for natural gas increases and such growth includes higher demand from seasonal or weather-sensitive end-users (such as gas-fired power generators and residential and commercial consumers), demand for natural gas storage services should also grow. In addition, any factors that contribute to more frequent and severe imbalances between the supply of and demand for natural gas, should increase the need for and the value of storage services. On a short term basis, storage demand and values are also significantly influenced by operational imbalances, near term seasonal spreads, shorter term spreads and basis differentials.

Natural Gas Demand. During the period from 2002 through 2012 domestic natural gas consumption has grown, albeit unevenly, driven primarily by growth in the seasonal and weather-sensitive electric power generation sector, partially offset by declines in the residential and industrial sectors. The chart below, based on U.S. Energy Information Administration (“EIA”) data and forecasts, shows the overall growth in consumption (and the disposition of such growth) for the ten year period ended October 2012. The chart also includes EIA forecasted data for November and December 2012.

Natural Gas Supply. For a number of years during the last decade, domestic natural gas production was relatively flat and failed to keep pace with domestic consumption. Over the past several years, however, domestic natural gas production has been growing rapidly. This trend reversal is primarily due to increases in production from developing shale resource plays. According to EIA data, domestic production of natural gas increased by 15% during the three year period from January 1, 2010 through December 31, 20121. EIA forecasts also predict that shale gas production will increase from 7.85 trillion cubic feet (“Tcf”) in 2011 to 16.70 Tcf in 2040, an approximate increase of 113%. By comparison, EIA is also projecting shale gas production as a percentage of total U.S. natural gas production, will increase from 34% in 2011 to 50% by 2040.

Market Balance and Volatility. The seasonality of natural gas demand has remained strong during the last decade, with consumption during the peak winter months averaging approximately 40% more than consumption during the summer months, per EIA data. For the lower 48 states, from January 1, 2012 to December 31, 2012, U.S. consumption reached peak use of more than 106 Bcf on February 12, while the lowest daily consumption during this same period was approximately 54 Bcf on October 14, per EIA and other published daily data sources. On the other hand, daily U.S. production in the lower 48 during this same twelve month period ranged from approximately 65 Bcf to 72 Bcf. Natural gas storage (and to a lesser extent imported natural gas from Canada) served as the “shock absorber” that balanced the market, serving as a source of supply to meet the consumption demands in excess of daily production capacity and a warehouse for gas production in excess of daily demand during low demand periods. This seasonal consumption pattern is a major driver of demand for gas storage and the price difference, or “spread,” between the summer and winter season provides a proxy for the fundamental value of storage.

During most of the past decade, this strong seasonal trend has produced seasonal spreads that have generally moved within a range of approximately $0.19-$4.74 per MMBtu, with the high end of that range occurring during the 2006-2007 timeframe. However, in 2012 the seasonal spreads (Oct-Jan) for 2013-2014 and 2014-2015, which influence the rates at which we will be able to contract firm storage capacity in future years, have ranged from $0.35 to $0.48. In addition, lower short term spreads and basis differentials have reduced overall market opportunities, which negatively impacts storage demand and value. While there are a variety of factors that have contributed to these softer market conditions, we believe the key drivers are (i) increased natural gas supplies due to production from shale resources, (ii) net increases in storage capacity, and (iii) lower basis differentials due to expansion and improved connectivity of natural gas transportation infrastructure in the U.S. over the last five years.

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

According to EIA data and as indicated in the chart below, peak storage utilization as a percentage of peak storage capacity has ranged from 96% in 2006 to 99% in 2009 and decreased to 93% in 2012, in part due to a 2.3% increase in peak capacity relative to 2010 levels. Storage inventories, as reported by the EIA, reached a record peak level of 3.929 Tcf in November of 2012.

(1)                                     Reported production per EIA was used through October 2012. For November and December 2012 reported production volume from November and December 2011 were used as proxies, respectively, for the final two months of 2012.

	Non Coincident Peak Capacity (Tcf)	Max Inventory in Storage (Tcf)	Peak Utilization
2006	3.609	3.461	96%
2007	3.703	3.545	96%
2008	3.789	3.488	92%
2009	3.889	3.837	99%
2010	4.049	3.840	95%
2011	4.103	3.852	94%
2012	4.239	3.929	93%

While it is difficult to predict when, and how much, new capacity will be added to the market in the next few years, we believe that certain of the supply and demand factors contributing to the current softness in the storage market are cyclical and self correcting over time, and that the long term outlook for storage utilization and demand is positive.

Our Assets

As of December 31, 2012 we owned a 100% interest in three natural gas storage facilities. Our Pine Prairie and Southern Pines facilities are recently constructed, high-deliverability salt cavern natural gas storage complexes located in Evangeline Parish, Louisiana and Greene County, Mississippi, respectively. Given the relative proximity of these two facilities to each other and the extent of direct and indirect connecting pipelines, we use a combination of interruptible storage services and third party transportation services to coordinate movements between and optimize the performance of these two Gulf Coast facilities. Our third facility is our Bluewater facility; a depleted reservoir natural gas storage complex located approximately 50 miles from Detroit in St. Clair County, Michigan. The following table contains certain information regarding our salt-cavern and depleted reservoir storage facilities as of December 31, 2012 (working gas capacity figures in the table below are based on assumed base gas levels, which may vary by facility based on commercial activities and other factors):

Facility Type (Names)	Working Gas Capacity (Bcf)	Peak Injection Rate (Bcf/d)	Peak Withdrawal Rate (Bcf/d)	Compression (Horsepower)
Salt Caverns (Pine Prairie and Southern Pines)
Total Existing	67	3.6	5.6	119,000
Total Permitted	120	3.6	5.6	146,500
Depleted Reservoirs (Bluewater)
Total Existing	26	0.5	0.8	13,350
Total Permitted	29	0.5	0.8	13,350
All Facilities
Total Existing	93	4.1	6.4	132,350
Total Permitted	149	4.1	6.4	159,850

Salt Cavern Storage Facilities. We own two FERC regulated, high deliverability salt cavern natural gas storage facilities located on the Gulf Coast. Our Pine Prairie facility is located in Evangeline, Rapides and Acadian Parishes, Louisiana and is permitted for up to 80 Bcf of working gas capacity, which includes 32 Bcf of incremental capacity that was approved by the FERC subject to the requirement that Pine Prairie conduct an open season in accordance with applicable FERC policy. Our Southern Pines facility is located in Greene County Mississippi and is permitted for up to 40 Bcf of working gas capacity. During 2012, we placed into commercial service an aggregate of approximately 17 Bcf of working gas capacity at our Pine Prairie and Southern Pines facilities, including expansions of existing caverns and the addition of a new cavern at both Pine Prairie and Southern Pines. These two facilities had an aggregate working gas capacity as of December 31, 2012 of approximately 67 Bcf. During 2013, our expansion plans include the creation of approximately 6.5 Bcf of working gas capacity from incremental leaching activities, which capacity will be placed into service during 2013 and 2014.

Both of these facilities are strategically-located and have a diverse group of customers that includes, in addition to PAA, utilities, pipelines, producers, power generators, marketers and LNG exporters, whose storage needs include both traditional seasonal storage services and short-term storage services. Pine Prairie is strategically positioned relative to several major market hubs, including the Henry Hub (the delivery point for New York Mercantile Exchange (“NYMEX”) natural gas futures contracts and located approximately 50 miles southeast of Pine Prairie), the Carthage Hub (located in East Texas), and the Perryville Hub (located in North Louisiana), and to existing and proposed LNG import and export facilities.

Pine Prairie’s pipeline header system, which includes an aggregate of approximately 80 miles of 24-inch diameter pipe located within a 20-mile radius of Pine Prairie, is directly connected to eight large-diameter interstate pipelines through nine interconnects that service both conventional and unconventional natural gas production in Texas and Louisiana, including production from existing and emerging shale plays, as well as Gulf of Mexico production. These interconnects also provide direct or indirect access to each of the market hubs described above and to consumer and industrial markets in the Gulf Coast, Midwest, Northeast and Southeast regions of the United States. Pine Prairie’s peak daily injection and withdrawal rates are 2.4 Bcf and 3.2 Bcf, respectively, and Pine Prairie has a total of 71,000 horsepower of compression capacity currently in service with another 27,500 horsepower of permitted capacity.

Southern Pines’ pipeline header system, which includes an aggregate of 60 miles of 24-inch diameter pipe, is connected to 4 major natural gas pipelines servicing the Gulf Coast, Northeast, Mid-Atlantic and Southeastern U.S. markets. Southern Pines’ peak daily injection and withdrawal rates are 1.2 Bcf and 2.4 Bcf, respectively, and Southern Pines has a total of 48,000 horsepower of compression capacity currently in service.

Bluewater. Bluewater is located in the State of Michigan and primarily services seasonal storage needs throughout the Midwestern and Northeastern portions of the U.S. and the Southeastern portion of Canada. Accordingly, Bluewater’s customers consist primarily of pipelines, utilities and marketers seeking seasonal storage services. Bluewater’s 30-mile, 20-inch diameter pipeline header system is supported by 13,350 horsepower of compression and connects with three interstate and three natural gas utility pipelines that provide access to the major market hubs of Chicago, Illinois and Dawn, Ontario, which supply natural gas to eastern Ontario and the northeastern United States. These interconnects also provide access to natural gas utilities that serve local markets in Michigan and Ontario. Bluewater’s peak daily injection and withdrawal rates are 0.5 Bcf and 0.8 Bcf, respectively.

As indicated in the table above, Bluewater has total working gas storage capacity of approximately 26 Bcf in two depleted reservoirs and is permitted for an additional 3 Bcf of working gas storage capacity. We expect to increase Bluewater’s working gas capacity by approximately 1 Bcf ratably over a 7 to 8-year period in connection with an ongoing liquids removal project. Bluewater also leases third-party storage capacity and pipeline transportation capacity from time to time to increase its operational flexibility and enhance its service offerings. In addition, on December 14, 2012, the FERC granted Bluewater authorization to place in service the St. Clair River Crossing Replacement facilities located in St. Clair County, Michigan.  Facilities included the construction of a 20-inch pipeline with a permitted capacity for up to 300 million cubic feet (“MMcf”) per day that connects Bluewater to a Canadian pipeline owned by an affiliate of Spectra Energy. The new facilities replaced a 12-inch pipeline that was permitted for up to 250 MMcf per day and leased from Nova Chemical through January 2013.

Our Operations

We provide natural gas storage services to a broad mix of customers that includes, in addition to PAA, local gas distribution companies, or LDCs, electric utilities, pipelines, direct industrial users, electric power generators, marketers, producers, LNG exporters and affiliates of such entities. Our storage rates are regulated under FERC rate-making policies which currently permit our facilities to charge market-based rates for our services.

We generate revenue primarily from the provision of fee-based gas storage services to our customers. For the year ended December 31, 2012, our total net revenues (total revenues less storage-related costs and the cost of natural gas sold) were derived approximately 90% from fee-based storage activities (which includes system access fees collected at our Pine Prairie facility), approximately 8% from the activities of our dedicated marketing group and approximately 2% from other activities, which includes the sale of liquid hydrocarbons incidentally produced in connection with the operation of our depleted reservoir storage facilities at Bluewater and other fuel and derivative related net gains and losses. We categorize the majority of the revenue we generate as being derived from “Firm Storage Services” or “Hub Services and Merchant Storage Activities.” We also generate a portion of our net revenues from other sources as described below in “Other Activities.”

Firm Storage Services. The majority of our net revenue from firm storage services is derived from contracts with initial terms that generally range from one year to 10 years in length and pursuant to which customers receive the assured or “firm” right to store gas in our facilities. Under our firm storage contracts, our customers are obligated to pay us fixed monthly capacity reservation fees, which are owed to us regardless of the actual storage capacity utilized. Effective as of April 1, 2013, the weighted average remaining tenor of our existing portfolio of firm storage contracts will be approximately 2.8 years. Firm storage services revenue also includes, when applicable, cycling fees based on the volume of natural gas nominated for injection and/or withdrawal, as well as a small portion of natural gas nominated for injection that we retain as compensation for our fuel use. Storage related costs consist of fees incurred to lease third-party storage and pipeline capacity and certain other costs we may incur. Additionally, we incur fuel expense at our facilities as we manage injection and deliverability capacity. For the year ended December 31, 2012, net revenue from firm storage services (firm storage services revenues net of applicable storage-related costs including, fuel expense) comprised approximately 87% of our total net revenues.

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

Our merchant storage activities generate revenue through the hedged purchase and sale of natural gas net of any storage-related costs incurred. We utilize physical storage at our facilities and derivatives to hedge expected margin from these activities. Through these transactions, we seek to maintain a position that is substantially balanced between purchases on the one hand and sales or future delivery obligations on the other hand. Our general policy is (i) to purchase natural gas only in situations where we have a market for such gas, (ii) to utilize physical natural gas inventory and financial derivatives to manage and optimize seasonal and spread risks inherent in our operations and commercial management activities and to structure our transactions so that commodity price fluctuations will not have a material adverse impact on our cash flow and (iii) not to acquire or hold natural gas, futures contracts or other derivative products for the purpose of speculating on outright commodity price changes.

In connection with our hub services and merchant storage activities, we incur certain storage-related costs. These costs consist of fees incurred to lease third-party pipeline capacity and storage and transaction costs associated with managing injection and deliverability capacity at our facilities. Costs associated with our leased pipeline capacity are subject to variation as the terms of these agreements typically contain certain fees which fluctuate based on actual volumes shipped in addition to monthly reservation fees. Also included in our storage-related costs is fuel expense we incur as part of our short term activities.

For the year ended December 31, 2012, net revenue from hub services and merchant storage (hub services and natural gas sales revenues net of applicable storage-related costs, including fuel expense, and the cost of natural gas sold) comprised approximately 11% of our total net revenues.

Other Activities. We also generate revenue through certain fixed access fees collected at Pine Prairie and through the sale of crude oil and natural gas liquids produced in conjunction with the operation of our Bluewater facility, net of royalties and taxes. Additionally, we periodically sell any fuel-in-kind volumes in excess of actual volumes needed as fuel to operate facilities and reflect any gain or loss on such sales as a part of other revenues. For the year ended December 31, 2012, net revenue from such other activities comprised approximately 3% of our total net revenues.

Overall, we believe that the high percentage of our baseline cash flow derived from fixed-capacity reservation fees under multi-year contracts with a diverse portfolio of customers stabilizes our cash flow profile and substantially mitigates the risk to us of significant negative cash flow fluctuations caused by changing supply and demand conditions and other market factors.

Customers

As of December 31, 2012, Southern Pines had 13 customers with firm storage contracts and 34 customers with hub services contracts, Pine Prairie had 21 customers with firm storage contracts and 80 customers with hub services contracts and Bluewater had 12 customers with firm storage contracts and 55 customers with hub services contracts. Approximately 34% of our total revenues for the year ended December 31, 2012 were generated from physical sales of natural gas executed through Natural Gas Exchange Inc., a commodity exchange. No other customer accounted for greater than 10% of our total revenues for the year ended December 31, 2012.

In March 2013, PNG Marketing will begin managing storage capacity at our Pine Prairie facility on behalf of a subsidiary of PAA. See further discussion in Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Note 12 to our consolidated financial statements.

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

Bluewater provides storage service by means of receipts or deliveries of natural gas at the international border with Canada or within the Province of Ontario. The importation and exportation of natural gas from and to the United States and Canada is subject to regulation by U.S. Customs and Border Protection, U.S. Department of Energy and the National Energy Board of Canada. Bluewater, PNG Marketing and PAA Natural Gas Canada have regulatory authorization to import and export natural gas from and to the United States and Canada.

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

Noise Emissions. We are subject to a number of federal, state and local laws, regulations, ordinances and standards that govern noise emissions from our facilities. The U.S. Occupational Safety & Health Administration (“OSHA”) has established maximum noise levels for occupational exposure and the Partnership undertakes various noise protection efforts, including administrative and engineering controls, in order to achieve these standards and protect our employees. We have also implemented a hearing conservation program for our employees who may be exposed to noise in the workplace and provides personal protective equipment as necessary.

We must also comply with federal guidelines and state and local regulations regarding sound that is transmitted from our facilities and our construction projects to the surrounding community. At the federal level, the EPA has identified a maximum sound level that will not adversely affect public health and welfare. Although allowed noise emission levels are typically established on a project by project basis and depend to a certain extent on pre-existing ambient noise levels for a given project, the FERC has adopted the EPA’s maximum sound level as a general goal for new gas compressor stations, pipeline construction and other operations regulated by the FERC. In addition, sound generated from construction and operation of our facilities and pipelines is also regulated in some jurisdictions at the county and municipal level, and depending on the circumstances, such local requirements may be more or less stringent than applicable federal rules.

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

Climate Change. In December 2009, the EPA determined that emissions of greenhouse gases (“GHGs”), including carbon dioxide and methane, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, in 2010 the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the CAA, including one that requires a reduction in emissions of GHGs from motor vehicles and another that requires construction and operating permit reviews for GHG emissions from certain large stationary sources, including, among others, onshore and offshore oil and natural gas production facilities. The EPA is in the process of identifying what constitutes “best available control technology” for various sources of GHG emissions, but it appears likely that the agency will seek to impose efficient combustion requirements on sources that burn large volumes of fossil fuels rather than post-combustion GHG capture requirements.  We could become subject to GHG emissions permitting and best available control technology requirements if we seek to construct any new or substantially modified facilities that would become major sources of GHG emissions in the future.

Also, Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and almost one-half of the states already have taken legal measures to reduce emissions of GHGs, primarily through GHG “cap-and-trade” programs.  Several states in New England have adopted a GHG cap-and-trade program that is currently applicable only to electric power plants, and California has adopted a broad GHG cap-and-trade program that requires the purchase and surrender of GHG emission credits beginning in 2013.  The adoption of any legislation or regulation that requires reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur significant added costs to reduce emissions of GHGs or could adversely affect demand for natural gas. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our operations.

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

In December 2009, PHMSA finalized a new rule dictating the shape and content of new control room management programs for hazardous liquid, gas transmission and distribution pipelines. The rule addresses human factors, including fatigue and other aspects of control room management for pipelines where controllers use supervisory control and data acquisition systems. The new rule became effective on February 1, 2010 and requires that control room management plans be written by August 1, 2011, which was completed on time by the Partnership. Implementation of certain aspects such as fatigue training for Controllers and Supervisors, Change Management, Operating Experience and establishing Shift Change procedures was required and completed by October 1, 2011. Implementation of the remaining aspects of the rule was completed prior to the August 1, 2012 deadline.

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

Occupational Safety and Health

Our operations are subject to a number of federal and state laws and regulations, including the federal OSHA and comparable state statutes designed to protect the health and safety of workers. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local governmental authorities, and the public. Our operations are also subject to OSHA Process Safety Management (“PSM”) regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process that involves a chemical at or above specified thresholds or any process that involves 10,000 pounds or more of a flammable liquid or gas in one location. We believe that our operations are in substantial compliance with all existing federal, state, and local occupations health and safety laws and regulations and that such laws and regulations will not have a material adverse effect on our business, financial position, or results of operations.

We are subject to the EPA’s Risk Management Plan regulations at certain facilities. These regulations are intended to work with OSHA’s PSM regulations to minimize the offsite consequences of catastrophic releases.  The regulations require us to develop and implement a risk management program that includes a five-year accident history, an offsite consequence analysis process, a prevention program and an emergency response program.  We believe we are operating in substantial compliance with our risk management program.

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

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We believe we are adequately insured for public liability and property damage to others with respect to our operations. With respect to all of our coverages, we may not be able to maintain adequate insurance in the future at rates we consider reasonable.

Employees

Plains All American GP LLC employs all of our personnel. We are managed and operated by the directors and officers of our general partner. We rely on an omnibus agreement with Plains All American GP LLC to provide us with employees needed to carry out our operations. As of December 31, 2012, 89 full time employees of Plains All American GP LLC devoted substantially all of their time to carrying out our operations.

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

Our Canadian operations are conducted in an entity that is treated as a corporation for Canadian tax purposes (flow through for U.S. tax purposes.) Although we are subject to Canadian federal and provincial taxes, the impact to the year ended December 31, 2012 was immaterial.

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

We may not have sufficient available cash from distributable cash flow each quarter to enable us to pay the existing distribution of $1.43 per unit or the minimum quarterly distribution of $1.35 per unit. The amount of cash we are able to distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

•                          regulatory action affecting the rates we are able to charge for the services we provide, the demand for natural gas, the supply of natural gas, our ability to expand our facilities, how we contract for services, our existing contracts, our operating and capital costs and our operating flexibility;

•                          changes in environmental, safety and other laws and regulations;

•                          the creditworthiness of our customers;

•                          the level of competition from other providers of natural gas storage services;

•                          the level of our operating and maintenance and general and administrative costs;

•                          the extent to which are facilities are able to operate at levels and in the manner required in order for us to serve our customers and generate the revenues we anticipated being able to generate during a given quarter; and

•                          prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•                          the level of capital expenditures we make;

•                          the cost of acquisitions;

•                          our debt service requirements and other liabilities;

•                          fluctuations in interest rates;

•                          fluctuations in our working capital needs;

•                          our ability to borrow funds and access capital markets;

•                          restrictions contained in debt agreements to which we are a party;

•                          fluctuations or changes in tax rates; and

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

Our primary exposure to market risk occurs at the time our existing storage contracts expire and are subject to renegotiation and renewal and as we bring on additional working capacity that is uncontracted. As of December 31, 2012, the weighted average remaining tenor of our existing portfolio of firm storage contracts, including binding precedent agreements, is approximately 1.9 years at Pine Prairie, approximately 2.5 years at Bluewater and approximately 5.0 years at Southern Pines. The extension or replacement of existing contracts, and entering into new contracts, could be, and in some cases has already been, adversely impacted by a number of factors beyond our control, including:

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

Increased competition from other companies that provide natural gas storage services or services that can serve as a substitute for storage services could have a negative impact on the demand for our services, which could adversely affect our financial results.

We compete primarily with other providers of natural gas storage services that own or operate salt-dome, depleted reservoir and/or converted aquifer gas storage facilities. Such competitors include independent storage developers and operators, local distribution companies, utilities, interstate and intrastate gas transmission companies with storage facilities connected to their pipelines and midstream energy companies. FERC has generally adopted policies that favor the development of new storage projects and there are numerous projects, including expansions of existing facilities and greenfield construction projects, at various stages of development in the markets where we operate. According to FERC data, since 2000, permits have been issued by the FERC for new interstate gas storage facilities or expansions in the Gulf Coast (excluding intrastate facilities and FERC pre-filings for additional storage capacity) representing aggregate additional working gas capacity of approximately 780 Bcf. These projects, if developed and placed into service, may compete with our storage operations. The principal elements of competition among storage facilities are rates, terms of service, types of service, deliverability, supply and market access, flexibility and reliability of service.

We also compete with certain pipelines, marketers and LNG facilities that provide services that can serve as a substitute for certain of the storage services we offer. In addition, natural gas as a fuel competes with other forms of energy available to end-users, including electricity, coal and liquid fuels. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas storage services.

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

A natural disaster, catastrophe, terrorist attack or other event, including attacks on our electronic and computer systems, could interrupt our operations and/or result in severe personal injury, property damage and environmental damage, which could have a material adverse effect on our financial position, results of operations and cash flows.

Some of our operations involve risks of personal injury, property damage and environmental damage, which could curtail our operations and otherwise materially adversely affect our cash flow. Virtually all of our operations are exposed to potential natural disasters, including hurricanes, tornadoes, storms, floods and/or earthquakes. The location of our assets and our customers’ assets in the U.S. Gulf Coast region makes them particularly vulnerable to hurricane or tropical storm risk. In addition, since the September 11, 2001 terrorist attacks, the U.S. government has issued warnings that energy assets may be future targets of terrorist organizations. Terrorists may target our physical facilities and hackers may attack our electronic and computer systems.

If one or more of our facilities, including electronic and computer systems, or any facilities or businesses that deliver products, supplies or services to us or that we rely on in order to operate our business, are damaged by severe weather or any other disaster, accident, catastrophe, terrorist attack or event, our operations could be significantly interrupted. These interruptions could involve significant damage to people, property or the environment, and repairs could take from a week or less for a minor incidents to six months or more for major interruptions. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions and, accordingly, adversely affect our financial condition and the market price of our securities.

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

The terms and conditions for services provided by our facilities are set forth in FERC-approved tariffs. We have been granted market-based rate authorization for the services that our facilities provide. Market-based rate authority allows us to negotiate rates with individual customers based on market demand. A storage provider granted market-based rate authorization is required to notify FERC of significant changes occurring in its market power status. Significant changes include, but are not limited to, the storage provider expanding its storage capacity beyond the amount authorized in applicable certificate orders, the storage provider acquiring transportation facilities or additional storage capacity, an affiliate of the storage provider providing storage or transportation services in the same market area, and the storage provider or an affiliate acquiring an interest in or being acquired by an interstate pipeline.

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

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and increase the working capital requirements to conduct these activities.

The Dodd Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the “Dodd Frank Act”) provides for new statutory and regulatory requirements for swaps and other financial derivative transactions, including oil and gas hedging transactions. The Dodd Frank Act requires the CFTC, federal regulators of banks and other financial institutions, or the prudential regulators, and the SEC to promulgate rules implementing the new law.

In its rulemaking under the Dodd Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. However, the position limits rule was vacated by the United States District Court for the District of Colombia in September of 2012 and the CFTC has stated that it will appeal the District Court’s decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap,” “security-based swap,” “swap dealer” and “major swap participant.”  The CFTC also has issued rules that will require certain derivatives transactions  to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements).   The CFTC has not yet released final rules on margin or collateral requirements, and it is possible that any new rules will increase the amount of cash or collateral required to support exchange and over-the-counter derivative transactions.  Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized.   The Dodd Frank Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.  As a result it is not possible at this time to predict with certainty the full effects of the Dodd Frank Act and CFTC rules on us and the timing of such effects.

With the exception of our interest rate swaps, all of our derivatives used for hedging purposes are currently executed and cleared over exchanges that already require the posting of margins or letters of credit based on initial and variation margin requirements. Depending on the rules and definitions adopted by the CFTC, we might in the future be required to provide additional cash margin or new cash collateral for our commodities hedging transactions whether cleared over an exchange or over-the- counter. Furthermore, it is possible that letters of credit issued by banks on our behalf will no longer be considered an acceptable form of margin support which would increase overall cash margin requirements.

Posting of additional cash margin or collateral could affect our liquidity (defined as unrestricted cash on hand plus available credit under our revolving credit facility) and reduce our ability to use cash for capital expenditures or other partnership purposes. A requirement to post additional cash margin or collateral could therefore reduce our ability to execute hedges necessary to reduce commodity price exposures thus protecting cash flows. We are at risk for reduced liquidity unless and until the CFTC adopts rules and definitions that relieve companies such as ourselves from requirements to post additional cash margins or collateral for our exchange or over-the-counter derivative hedging activities. Even if we ourselves are not required to post additional cash margin or collateral for our derivative contracts, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with other new requirements under the Dodd Frank Act and related rules, and the costs of their compliance will likely be passed on to customers such as ourselves, thus decreasing the benefits to us of hedging transactions and reducing our profitability. In addition, implementation of the Dodd Frank Act and related rules and regulations could reduce the overall liquidity and depth of the markets for financial and other derivatives we utilize in connection with our business, which could expose us to additional risks or limit the opportunities we are able to capture by limiting the extent to which we are able to execute our hedging strategies.

A prolonged period of stabilized natural gas prices and/or low levels of volatility could have a negative impact on our business.

Historically, natural gas prices have been seasonal and volatile, which has enhanced demand for our storage services. The storage business has benefited from significant price fluctuations resulting from seasonal price sensitivity, which affects demand for our services and the rates we are able to charge for such services. On a system-wide basis, natural gas is typically injected into storage between April and October when natural gas prices are generally lower and withdrawn during the winter months of November through March when natural gas prices are typically higher. However, due to a variety of factors (including relatively flat consumption, increased supplies due to shale production, net increases in storage capacity and lower basis differentials due to transportation infrastructure expansion), the volatility and seasonality of natural gas prices for the 24-30 months ended December 31, 2012 has been low relative to prior time periods. If these conditions persist, the demand for our services and the margin that we will be able to generate in connection with the sale of such services will remain under pressure and may decline.

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

Our 2013 expansion plans include the addition of 6.5 Bcf of working gas storage capacity at our Gulf Coast Facilities. These facilities are permitted for an aggregate of 120 Bcf of capacity, consisting of 80 Bcf at Pine Prairie and 40 Bcf at Southern Pines. In connection with our expansion efforts at these facilities, we may encounter difficulties in the drilling required to access subsurface storage caverns, the drilling of raw water wells or salt water disposal wells and the completion of the wells. These risks include the following:

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

As a normal part of our business we extend credit to our customers. As a result, we are exposed to the risk of loss resulting from the nonpayment and/or nonperformance of our customers. Although there are credit provisions under our FERC gas tariffs that are designed to protect us from non-payment or non-performance related to the provision of certificated storage services, and we have established credit policies and procedures that include assessing the creditworthiness of our customers, there can be no assurance that we are adequately protected from nonpayment or nonperformance by our customers or that there will not be unanticipated deterioration in their creditworthiness or unexpected instances of nonpayment or nonperformance, all of which  could have a material adverse effect on our business, financial condition, results of operation and ability to make distributions.

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

We are exposed to the possibility that state or local taxing authorities could take actions that result in increased tax or other costs that might reduce our cash flow.

We pay a variety of taxes, fees and other governmental charges (other than income taxes) in connection with the operation of our business, including ad valorem property taxes, sales and use taxes, inventory taxes and various assessments.  These taxes and other charges are assessed by a variety of taxing authorities pursuant to applicable laws, regulations and rules.  From time to time, we may enter into specific agreements with such taxing authorities that provide for the reduction, abatement or deferral of such taxes or charges in exchange for certain payments or undertakings on our part.  As evidenced by the current efforts of Evangeline Parish in the State of Louisiana to assess and collect taxes on property that is exempt from such taxes pursuant to the terms of a 2006 tax abatement arrangement we entered into with the applicable authorities (See “Item 3. Legal Proceedings” and Note 14 to our consolidated financial statements), we can give no assurance that any such reduction, abatement or deferral arrangements will be honored or that the applicable taxing authorities will not take actions that materially increase the amount of such taxes or other governmental charges that we are required to pay.  In addition, we may incur additional and unanticipated costs and expenses in connection with our efforts to resist any proposed increases in such taxes or other charges or in connection with our efforts to enforce any reduction, abatement or deferral arrangements that we have previously put in place. In the event we are not successful in any attempts to enforce all, or a portion of, existing reduction, abatement or deferral arrangements, we would be required to reassess the recoverability of our intangible assets associated with these arrangements (approximately $28.4 million as of December 31, 2012).  If we were to determine that all, or a portion of these intangible assets were impaired, we would be required to take an immediate charge to earnings to recognize the amount of such impairment.

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

In 2010, we formed a dedicated commercial marketing group in order to capture short-term market opportunities by utilizing a portion of our storage capacity for our own account and engaging in related commercial marketing activities. Through these transactions, we seek to maintain a position that is substantially balanced between purchases on the one hand and sales or future delivery obligations on the other hand. Our general policy is (i) to purchase natural gas only in situations where we have a market for such gas, (ii) to utilize physical natural gas inventory and financial derivatives to manage and optimize seasonal and spread risks inherent in our operations and commercial management activities and to structure our transactions so that commodity price fluctuations will not have a material adverse impact on our cash flow and (iii) not to acquire or hold natural gas, futures contracts or other derivative products for the purpose of speculating on outright commodity price changes. Although we intend to conduct these transactions within these pre-defined risk parameters and we have risk management policies in place that are designed to manage and minimize commodity price and other risks, these policies will not eliminate all risks. We have in place risk management systems that are intended to quantify and manage risks, including risks related to our hedging activities such as commodity price risk and basis risk. We monitor processes and procedures to prevent unauthorized trading and to maintain substantial balance between purchases and future sales and delivery obligations. However, these steps may not detect and prevent all violations of our risk management policies and procedures, particularly if deception, collusion or other intentional misconduct is involved. There is no assurance that our risk management procedures will prevent losses that would negatively affect our business, financial condition, results of operations and ability to pay distributions to the holders of our common units and Series A subordinated units.

We are subject to laws and regulations related to the protection of the environment and wildlife, operational safety, climate change and related matters that may expose us to significant costs and liabilities.

Our natural gas storage operations are subject to stringent and complex federal, state and local laws and regulations related to the protection of the environment and wildlife, operational safety, climate change and related matters. We may incur substantial costs in order to conduct our operations in compliance with these laws and regulations. These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct certain activities, increases in operating expenses or curtailment of certain operations to limit or prevent releases of materials from our facilities, the incurrence of capital expenditures associated with the installation of pollution control equipment, and the imposition of substantial liabilities for pollution resulting from our operations. Moreover, new and stricter environmental laws, regulations or enforcement policies could be implemented that significantly increase our compliance costs or the costs of any remediation of environmental contamination that may become necessary, and these costs could be material. For example, the EPA has begun adopting regulations imposing reporting obligations with respect to, or limiting emissions of, “greenhouse gases”, including methane, that may be contributing to climate change.  Depending on the nature of the regulations adopted, these new requirements could result in increased operating costs and adversely affect, or possibly increase, demand for natural gas.

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

Even if we complete expansion projects or acquisitions that we believe will be accretive, such projects or acquisitions may not perform as anticipated or may negatively impact our available cash from distributable cash flow due to the following:

•                          mistaken assumptions about storage capacity, deliverability, base gas needs, geological integrity, revenues, synergies, costs (including operating and general and administrative, capital, tax, debt and equity costs), customer demand, growth potential, assumed liabilities and other factors;

•                          an inability to complete expansion projects on schedule and within applicable budgets due to various factors, including cost overruns, weather, schedule delays, and the inability to obtain necessary permits or approvals;

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

Our ability to make or increase distributions may be reduced, if any expansion projects or acquisitions we ultimately complete are not accretive to our distributable cash flow per common unit and Series A subordinated unit.

Our growth strategy requires access to new capital. Tightened capital markets or other factors that increase our cost of capital could impair our ability to grow.

We continuously consider potential acquisitions and opportunities for organic growth projects. Acquisition transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. Our ability to fund our capital projects and make acquisitions depends on whether we can access the necessary financing to fund these activities.  Any limitations on our access to capital or increase in the cost of that capital could significantly impair our growth strategy. Our ability to maintain our targeted credit profile could affect our cost of capital as well as our ability to execute our growth strategy. In addition, a variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, changes in key benchmark interest rates, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets.

Due to these factors, we cannot be certain that funding for our capital needs will be available from bank credit arrangements or capital markets on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our development plan, enhance our existing business, complete acquisitions and construction projects, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

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

At December 31, 2012, we had approximately $325 million of goodwill. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the acquired tangible and separately measurable intangible net assets. U.S. generally accepted accounting principles, or GAAP, requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our goodwill was impaired, we would be required to take an immediate charge to earnings with a corresponding reduction of partners’ equity and increase in balance sheet leverage as measured by debt to total capitalization.

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

As of February 20, 2013, PAA owned approximately 28.2 million common units, 11.9 million Series A subordinated units and 13.5 million Series B subordinated units. All of the Series A subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. The Series B subordinated units are also eligible for conversion into common units if certain operational and financial conditions are satisfied and the end of the subordination period has occurred. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop. A sale or transfer, including certain deemed transfers, by PAA of all or portions of its interests in us may cause our partnership to terminate for federal income tax purposes. For a discussion of the impact this could have on common unitholders, See Items 1A. “Risk Factors — Tax Risks to Common Unitholders — The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.”

Risks Related to Conflicts of Interest

PAA owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. PAA and our general partner have conflicts of interest and may favor PAA’s interests to a unitholder’s detriment.

PAA owns and controls our general partner, as well as appoints all of the officers and directors of our general partner, and some of the officers of our general partner are also officers of PAA’s general partner (and one such officer is also a member of the board of directors of PAA’s general partner). Although our general partner has a legal duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a legal duty to manage our general partner in a manner that is beneficial to its owner, PAA. Conflicts of interest may arise between PAA and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest (for example the negotiation of commercial transactions between us and PAA), our general partner may favor its own interests and the interests of PAA over our interests and the interests of our unitholders.

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

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes, or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Currently, one such legislative proposal would eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or ultimately will be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

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

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. PAA owns more than 50% of the total interests in our capital and profits interests. Therefore, a transfer by PAA of all or a portion of its interests in us, including a deemed transfer as a result of a termination of PAA’s partnership for federal income tax purposes, could result in a termination of our partnership for federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

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

Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

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

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units may be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

Our unitholders will likely be subject to state and local taxes and return filing requirements in states where our unitholders do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in the states of Louisiana, Michigan and Mississippi. Each of these states currently imposes a personal income tax and also imposes income taxes on corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is a unitholder’s responsibility to file all U.S. federal, foreign, state and local tax returns.

Item 1B.                 Unresolved Staff Comments

None.

Item  3.                       Legal Proceedings

In December 2011, we received property tax bills from Evangeline Parish, Louisiana totaling approximately $1.5 million that assessed property taxes on property that we lease and maintain is exempt from property tax pursuant to a 2006 tax abatement arrangement. In order to properly protest such tax assessments under Louisiana law, we were required to pay the disputed taxes by December 31, 2011 and file suit within 30 days thereafter. We paid the taxes under protest in December 2011 and filed suit within the required 30 day period seeking recovery of the taxes based on the provisions of the tax abatement arrangement.  In May 2012, approximately $1.4 million originally paid under protest was returned to us.  Approximately $0.1 million remains under dispute. In October 2012, we filed an additional lawsuit to prevent Evangeline Parish from issuing additional property tax bills on the leased property subject to the 2006 tax abatement.

In December 2012, Evangeline Parish issued additional property tax bills on the property subject to the 2006 tax abatement to us and Industrial Development Board No. 1 of the State of Louisiana, Inc, the lessor of the property, totaling approximately $1.3 million. We paid these taxes under protest in December 2012 and filed suit within the required 30 day period to protest these billings and seek recovery of the amounts paid under protest.

As of December 31, 2012, approximately $1.4 million of property taxes paid to Evangeline Parish under protest are reflected as a component of other current assets on our accompanying consolidated balance sheet. We have not recognized any property tax expense related to these billings as they relate to property which we believe is exempt from taxes in accordance with the terms of the 2006 tax abatement agreement.

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

PART II

Item 5.                                  Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “PNG.” As of February 20, 2013, the closing market price for our common units was $21.30 per unit and there were approximately 59,205,075 common units outstanding. As of February 20, 2013, there were approximately 16,300 record holders and beneficial owners (held in street name).

The following table sets forth high and low sales prices for our common units and the cash distributions declared per common unit for the periods indicated:

	Common Unit Price Range		Cash
	High	Low	Distributions (1)
2012
4th Quarter	$20.79	$17.95	$0.3575
3rd Quarter	$20.32	$17.70	$0.3575
2nd Quarter	$19.48	$16.51	$0.3575
1st Quarter	$19.48	$17.64	$0.3575
2011
4th Quarter	$18.99	$15.51	$0.3575
3rd Quarter	$23.72	$15.91	$0.3575
2nd Quarter	$24.92	$20.75	$0.3450
1st Quarter	$25.50	$22.73	$0.3450

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the fourth quarter of fiscal 2012, and we do not have any announced or existing plans to repurchase any of our common units.

Item 6.                                   Selected Financial Data

The historical financial information below was derived from our audited consolidated financial statements, or those of our predecessor as further discussed below, as of December 31, 2012, 2011, 2010, 2009, and 2008 and for the years ended December 31, 2012, 2011 and 2010, the period from September 3, 2009 through December 31, 2009, the period from January 1, 2009 through September 2, 2009 and the years ended December 31, 2008. Pro forma information for the year ended December 31, 2009 is unaudited. As a result of the push-down accounting requirements applied in conjunction with the PAA Ownership Transaction (See Note 1 to our consolidated financial statements), the financial information of PNG for periods preceding (designated as “Predecessor”) and succeeding (designated as “Successor”) the PAA Ownership Transaction have been prepared under two different cost bases of accounting. A vertical line separates financial information for periods preceding and succeeding the PAA Ownership Transaction to highlight the fact that such information was prepared under different bases of accounting. The selected financial data should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Predecessor	Predecessor	Successor	Pro Forma (1)	Successor	Successor	Successor
		January 1,	September 3,
		2009	2009	Year Ended
	Year Ended	through	through	December 31,	Year Ended	Year Ended	Year Ended
	December 31,	September 2,	December 31,	2009	December 31,	December 31,	December 31,
	2008	2009	2009	(Unaudited)	2010	2011	2012
	(in thousands, except for per unit, working storage capacity and monthly operating metrics)
Statement of operations data:
Total revenues	$49,177	$46,929	$25,251	$72,180	$100,287	$342,964	$387,663

Storage related costs and natural gas sales	11,254	10,608	7,581	18,189	25,833	210,016	237,602
Field operating costs	4,059	4,820	3,257	8,077	7,242	11,621	12,368
General and administrative expenses	3,874	3,562	4,083	8,885	15,965	22,566	19,148
Depreciation, depletion and amortization	6,245	8,054	3,578	11,341	14,119	33,714	37,546
Total costs and expenses	25,432	27,044	18,499	46,492	63,159	277,917	306,664

Operating income	23,745	19,885	6,752	25,688	37,128	65,047	80,999
Interest expense, net of capitalized interest	(4,941)	(4,352)	(4,262)	(11,676)	(7,323)	(5,354)	(7,701)
Other income/(expense), net	1,669	458	(2)	456	(18)	5	5
Income tax expense	(887)	(473)	—	(473)	—	—	—
Net income	$19,586	$15,518	$2,488	$13,995	$29,787	$59,698	$73,303

Calculation of Limited Partner Interest in Net Income: (2)
Net income	n/a	n/a	n/a	n/a	$24,359	$59,698	$73,303
Less: General partner interest in net income	n/a	n/a	n/a	n/a	537	1,793	2,337
Less: Amounts attributable to participating securities (4)	n/a	n/a	n/a	n/a	n/a	n/a	455
Limited partner interest in net income	n/a	n/a	n/a	n/a	$23,822	$57,905	$70,511

Per unit data:
Basic net income per limited partner unit (2)	n/a	n/a	n/a	n/a	$0.54	$0.85	$0.99
Diluted net income per limited partner unit (2)	n/a	n/a	n/a	n/a	$0.54	$0.85	$0.99
Declared distribution per limited partner unit (3)	n/a	n/a	n/a	n/a	$0.89	$1.41	$1.43

Balance sheet data (at end of period):
Total assets	$811,436		$900,407		$998,728	$1,849,999	$1,869,069
Long-term debt (5)	$415,263		$450,523		$259,900	$453,508	$505,385
Total debt	$417,713		$450,523		$259,900	$521,500	$582,100
Members’/partners’ capital	$363,229		$432,744		$723,390	$1,285,626	$1,250,942

Other financial data:
Adjusted EBITDA (6)(7)	$31,001	$28,701	$12,165	$39,626	$53,857	$107,229	$122,403
Distributable cash flow (6)	$25,577	$23,965	$7,200	$26,863	$44,962	$99,914	$113,400
Maintenance capital expenditures	$377	$384	$320	$704	$438	$798	$623
Net cash provided by (used in) operating activities	$21,818	$22,603	$15,265		$44,361	$43,894	$104,452
Net cash provided by (used in) investing activities	$(118,890)	$(58,561)	$(9,656)		$(103,580)	$(810,274)	$(59,504)
Net cash provided by (used in) financing activities	$122,344	$23,636	$(22,813)		$56,441	$766,530	$(44,794)

Operating data:
Net revenue margin (8)	$37,375	$36,321	$18,040	$54,361	$74,084	$132,810	$149,934
Field operating costs / G&A / Other	(6,374)	(7,620)	(5,875)	(14,735)	(20,227)	(25,581)	(27,531)
Adjusted EBITDA	$31,001	$28,701	$12,165	$39,626	$53,857	$107,229	$122,403

Average working storage capacity (Bcf) (9)	27	36	40	38	47	71	84

Monthly Operating Metrics ($/Mcf)
Net revenue margin	$0.12	$0.13	$0.11	$0.12	$0.13	$0.16	$0.15
Field operating costs / G&A / Other	(0.02)	(0.03)	(0.04)	(0.03)	(0.04)	(0.03)	(0.03)
Adjusted EBITDA	$0.10	$0.10	$0.07	$0.09	$0.09	$0.13	$0.12

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

(2)	Reflective of general and limited partner interest in net income since closing of the Partnership’s initial public offering (See Note 4 to our consolidated financial statements).

(3)

Amount represents distributions per limited partner unit attributable to the fiscal period. Cash distributions for a fiscal quarter are declared and paid in the following calendar quarter. No distributions were declared for any periods prior to May 5, 2010, the closing of our initial public offering. Our series B subordinated units were not entitled to receive distributions for any of the periods presented (See Note 9 to our consolidated financial statements).

(4)

Participating securities consist of LTIP awards (See Note 13) containing vested distribution equivalent rights which entitle the grantee to a cash payment equal to the cash distribution paid on our outstanding common units.

(5)

Excludes approximately $76.7 million and $68.0 million of borrowings under our senior unsecured credit agreement as of December 31, 2012 and 2011, respectively. Such borrowings, which are related to a portion of our funded hedged natural gas inventory, have been designated as working capital borrowings and must be repaid within one year (See Note 8 to our consolidated financial statements).

(6)	For further discussion, please read, “Non-GAAP and Segment Financial Measures.”

(7)

The period from September 3, 2009 through December 31, 2009 includes total expenses of approximately $1 million associated with increased personnel costs, including added staffing, and accelerated audit and other costs related to our increased acquisition activities and our efforts to become a publicly traded entity as well as increased overhead allocations from PAA.

(8)	Net revenue margin equals total revenues less storage-related and natural gas sales costs, adjusted for any unrealized gains or losses recognized on derivative instruments (when applicable).

(9)	Calculated as the sum of total owned working gas storage capacity at the end of each month divided by the number of months in the period.

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

Distributable cash flow, as determined by our general partner, is defined as: (i) net income; plus or minus, as applicable, (ii) any amounts necessary to offset the impact of any items included in net income that do not impact the amount of available cash; plus (iii) any acquisition-related expenses deducted from net income and associated with (a) successful acquisitions or (b) any other potential acquisitions that have not been abandoned; minus (iv) any acquisition-related expenses covered by clause (iii)(b) immediately preceding that relate to (a) potential acquisitions that have since been abandoned or (b) potential acquisitions that have not been consummated within one year following the date such expense was incurred (except that if the potential acquisition is the subject of a pending purchase and sale agreement as of such one-year date, such one-year period of time shall be extended until the first to occur of the termination of such purchase and sale agreement or the first day following the closing of the acquisition contemplated by such purchase and sale agreement); and minus (v) maintenance capital expenditures. The types of items covered by clause (ii) above include (a) depreciation, depletion and amortization expense, (b) any gain or loss from the sale of assets not in the ordinary course of business, (c) any gain or loss as a result of a change in accounting principle, (d) any non-cash gains or items of income and any non-cash losses or expenses, including asset impairments, amortization of debt discounts, premiums or issue costs, mark-to-market activity associated with hedging and with non-cash revaluation and/or fair valuation of assets or liabilities and (e) earnings or losses from unconsolidated subsidiaries except to the extent of actual cash distributions received. Distributable cash flow does not reflect actual cash on hand that is available for distribution to our unitholders.

The following table reconciles Non-GAAP and segment financial measures to the most directly comparable measures as reported in accordance with GAAP (in thousands):

	Predecessor	Predecessor	Successor	Pro Forma (1)	Successor	Successor	Successor
	Year Ended December 31, 2008	January 1 - September 2, 2009	September 3 - December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Adjusted EBITDA reconciliation
Net income	$19,586	$15,518	$2,488	$13,995	$29,787	$59,698	$73,303
Income tax expense	887	473	—	473	—	—	—
Interest expense, net of amounts capitalized	4,941	4,352	4,262	11,676	7,323	5,354	7,701
Depreciation, depletion and amortization	6,245	8,054	3,578	11,341	14,119	33,714	37,546
Selected items impacting Adjusted EBITDA
Equity compensation expense	(110)	304	1,467	1,771	2,747	4,046	3,980
Acquisition-related expense	—	—	—	—	251	4,055	—
Insurance deductible related to property damage	—	—	—	—	—	500	—
Mark-to-market on open derivative positions	(548)	—	370	370	(370)	(138)	(127)
Adjusted EBITDA	$31,001	$28,701	$12,165	$39,626	$53,857	$107,229	$122,403

Distributable cash flow reconciliation
Net income	$19,586	$15,518	$2,488	$13,995	$29,787	$59,698	$73,303
Depreciation, depletion and amortization	6,245	8,054	3,578	11,341	14,119	33,714	37,546
Income tax expense	887	473	—	473	—	—	—
Acquisition-related expense	—	—	—	—	251	4,055	—
Maintenance capital expenditures	(377)	(384)	(320)	(704)	(438)	(798)	(623)
Other non cash items:
Equity compensation expense, net of cash payments	(216)	304	1,084	1,388	1,613	3,383	3,301
Mark-to-market on open derivative positions	(548)	—	370	370	(370)	(138)	(127)
Distributable cash flow	$25,577	$23,965	$7,200	$26,863	$44,962	$99,914	$113,400

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

For periods prior to our initial public offering, the historical consolidated financial statements are those of PNGS, our predecessor. Through the contribution of all of the equity interest of PNGS to us in connection with the closing of our initial public offering on May 5, 2010, all of the assets, liabilities and operations of PNGS were contributed directly or indirectly by PAA to the Partnership. For further discussion regarding the Partnership’s initial public offering, please see Notes 1 and 9 to our consolidated financial statements.

Our discussion and analysis includes the following:

•                  Executive Summary

•                   Company Overview

•                   Overview of Operating Results, Capital Investments and Significant Activities

•                  Critical Accounting Policies and Estimates

•                  Recent Accounting Pronouncements

•                  Results of Operations

•                  Outlook

•                  Liquidity and Capital Resources

Executive Summary

Company Overview

We are primarily a fee-based, growth-oriented Delaware limited partnership formed by Plains All American in January 2010 to own, operate and grow the natural gas storage business that PAA acquired in 2005 and has continuously operated since that time. In conjunction with our initial public offering in May 2010, PAA contributed the equity interest in the entities that owned its natural gas storage business to us. Our business consists of the acquisition, development, operation and commercial management of natural gas storage facilities.

As of December 31, 2012, we owned and operated three natural gas storage facilities located in Louisiana, Mississippi and Michigan that have an aggregate working gas storage capacity of approximately 93 Bcf and an aggregate peak injection and withdrawal capacity of 4.1 Bcf per day and 6.4 Bcf per day, respectively. Our Pine Prairie and Southern Pines facilities are recently constructed, high-deliverability salt cavern natural gas storage complexes located in Evangeline Parish, Louisiana and Greene County, Mississippi, respectively. Our Bluewater facility is a depleted reservoir natural gas storage complex located approximately 50 miles from Detroit in St. Clair County, Michigan. As of December 31, 2012, through these facilities, PNG had a total of nine operational salt storage caverns and two depleted reservoirs used for natural gas storage. Additionally, our dedicated commercial marketing group captures short-term market opportunities by utilizing a portion of our storage capacity for our own account and engaging in related commercial marketing activities.

Overview of Operating Results, Capital Investments and Significant Activities

Adjusted EBITDA for the year ended December 31, 2012 was $122.4 million, a 14% increase over Adjusted EBITDA of $107.2 million for the year ended December 31, 2011. This increase was primarily the result of the completion of the Southern Pines Acquisition on February 9, 2011, incremental revenues attributable to capacity expansions (including additional working gas of approximately 17 Bcf and 9 Bcf in the aggregate at our Pine Prairie and Southern Pines facilities during 2012 and 2011, respectively), a reduction in storage-related costs attributable to firm storage services activities and results of PNG Marketing, LLC (our commercial optimization company). See “— Results of Operations” for further discussion and analysis of our operating results. Expansion capital expenditures for 2012 were approximately $61.0 million. Such expenditures were principally associated with the ongoing development of our Pine Prairie and Southern Pines facilities.

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

Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets. In accordance with Financial Accounting Standards Board (“FASB”) guidance regarding business combinations, with each acquisition, we allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. If the initial accounting for the business combination is incomplete when the combination occurs, an estimate will be recognized. Any subsequent adjustment to this estimate, if material, will be adjusted as if the amount was recognized when the combination occurred. We also expense the transaction costs as incurred in connection with each acquisition. In addition, we are required to recognize intangible assets separately from goodwill. Intangible assets with finite lives are amortized over their estimated useful lives as determined by management. Goodwill and intangible assets with indefinite lives are not amortized but instead are periodically assessed for impairment.

Impairment testing entails estimating future net cash flows relating to the asset, based on management’s estimate of market conditions including pricing, demand, competition, operating costs and other factors. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, contracts, and industry expertise involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired and, to the extent available, third-party assessments. Uncertainties associated with these estimates include assumptions regarding natural gas supply and demand, volatility and pricing of natural gas, economic obsolescence factors in the area and potential future sources of cash flow. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts. We perform our goodwill impairment test annually (as of June 30) and when events or changes in circumstances indicate that the carrying value may not be recoverable. We did not have any goodwill impairments in 2012, 2011 or 2010.

Property and Equipment and Depreciation Expense. We compute depreciation using the straight-line method based on estimated useful lives. These estimates are based on various factors including condition, manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives and salvage values that we believe are reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization.

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

We did not have impairments of property and equipment in 2012, 2011 or 2010.

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

Equity Compensation Plan Expense Recognitions. We recognize compensation expense for outstanding equity compensation awards granted under our Long Term Incentive Plan and similar plans sponsored by PAA. Under generally accepted accounting principles, we are required to estimate the fair value of our outstanding equity awards and recognize that fair value as compensation expense over the applicable service period. For awards that contain a performance condition, the fair value of the award is recognized as compensation expense only if the attainment of the performance condition is considered probable. See Note 13 to our consolidated financial statements for further discussion of our equity compensation plans.

Valuation of Derivative Financial Instruments. We are required to measure derivatives at fair value pursuant to FASB guidance, the estimates of derivative gains or losses for a particular period are unrealized and will most likely not reflect the realized derivative gain or loss upon settlement of the derivative. We estimate the fair value of our derivatives with quoted prices, internal records and information received from third parties. For derivatives that are not exchange traded, the estimates we derive are based on indicative broker quotations that are further validated with market observable inputs. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts. See Note 10 to our consolidated financial statements for further discussion regarding our use of derivative financial instruments.

Realization of Benefits Under Tax Abatement Programs.  We are party to specific agreements with certain taxing authorities that provide for the reduction, abatement or deferral of certain taxes other than income taxes (including ad valorem property taxes, sales and use taxes, inventory taxes and various assessments or charges) in exchange for certain payments or undertakings on our part.  If future events result in these agreements not being honored by the applicable tax authorities or we are otherwise unable to realize the benefits we believe we are entitled to under these agreements, we may be (i) subject to additional and unanticipated cash payments and expenses, (ii) unable to recover previous payments made under these agreements (including any payments made to facilitate the enforcement of our rights under these agreements) and (iii) required to recognize an impairment charge associated with all or a portion of our intangible assets related to such agreements. See Notes 3, 7 and 14 to our consolidated financial statements for further discussion regarding our tax abatement agreements and intangible assets associated with them.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that will impact us, see Note 2 to our consolidated financial statements.

Results of Operations

Year ended December 31, 2012 and year ended December 31, 2011

The following table includes our operating results for years ended December 31, 2012 and 2011 (amounts in thousands, except for average working storage capacity and monthly operating metrics):

			Favorable/(Unfavorable) Variance(1)
	Year Ended	Year Ended	2012 - 2011
	December 31, 2012	December 31, 2011	$	%

Revenues
Firm storage services	$143,810	$136,181	$7,629	6%
Hub services and merchant storage (2)	239,963	202,837	37,126	18%
Other	3,890	3,946	(56)	(1)%
Total revenues	387,663	342,964	44,699	13%

Storage-related costs - Hub services and merchant storage (3)	(224,003)	(191,893)	(32,110)	(17)%
Storage-related costs - Firm storage services (4)	(13,599)	(18,123)	4,524	25%
Field operating costs	(12,368)	(11,621)	(747)	(6)%
General and administrative expenses	(19,148)	(22,566)	3,418	15%
Other income/(expense), net	5	5
Equity compensation expense	3,980	4,046
Acquisition-related expense	—	4,055
Insurance deductible related to property damage	—	500
Mark-to-market of open derivative positions	(127)	(138)
Adjusted EBITDA	$122,403	$107,229	$15,174	14%

Reconciliation to net income
Adjusted EBITDA	$122,403	$107,229	$15,174	14%
Depreciation, depletion and amortization	(37,546)	(33,714)	(3,832)	(11)%
Interest expense, net of capitalized interest	(7,701)	(5,354)	(2,347)	(44)%
Equity compensation expense	(3,980)	(4,046)
Acquisition-related expense	—	(4,055)
Insurance deductible related to property damage	—	(500)
Mark-to-market of open derivative positions	127	138
Net income	$73,303	$59,698	$13,605	23%

Operating Data:
Net revenue margin (5)	$149,934	$132,810	$17,124	13%
Field operating costs/ G&A/ Other	(27,531)	(25,581)	(1,950)	(8)%
Adjusted EBITDA	$122,403	$107,229	$15,174	14%

Average working storage capacity (Bcf)	84	71	13	18%

Monthly Operating Metrics ($/Mcf)
Net revenue margin (5)	$0.15	$0.16	$(0.01)	(6)%
Field operating costs/ G&A /Other	(0.03)	(0.03)	—	—
Adjusted EBITDA	$0.12	$0.13	$(0.01)	(8)%

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

Revenues, Volumes and Related Costs. As noted in the table above, our total revenues and storage-related costs increased during the year ended December 31, 2012 (the “2012 period”) when compared to the year ended December 31, 2011 (the “2011 period”). The primary reasons for such increases are the completion of the Southern Pines Acquisition on February 9, 2011, results of our commercial optimization company, and incremental revenues attributable to the expansion of our working gas capacity at our Pine Prairie and Southern Pines facilities. These and other significant variances related to these periods are discussed in more detail below:

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

•                  Hub services and merchant storage — Hub services and merchant storage revenues (which includes revenues from sales of natural gas by our commercial optimization company) increased in the 2012 period as compared to the 2011 period.  Our hub services activities are generally short-term in nature and their timing is influenced by weather, operating disruptions, import activities and other conditions that result in temporary disruptions in supply and demand. The primary reason for the increase in the 2012 period as compared to the 2011 period is due to an increase in volumes of natural gas sold by our commercial optimization company, partially offset by a decline in natural gas prices in the 2012 period as compared to the 2011 period. The volume and timing of natural gas sales by our commercial optimization company are largely driven by market opportunities.

•                  Other — Other revenues did not have a significant impact on the comparability of our operating results between the 2012 and the 2011 periods.

•                  Storage-related costs — Hub services and merchant storage — Hub services and merchant storage-related costs (which includes costs associated with natural gas sold by our commercial optimization company) increased in the 2012 period as compared to the 2011 period. The primary reason for the increase in the 2012 period as compared to the 2011 period is due to an increase in volumes of natural gas sold by our commercial optimization company, partially offset by a decline in natural gas prices in 2012 as compared to 2011.

•                  Storage-related costs — Firm storage services — Firm storage services related costs decreased in the 2012 period as compared to the 2011 period. The decrease in the 2012 period as compared to the 2011 period is primarily due to a reduction in storage and transportation capacity leased from third parties along with lower fuel costs resulting from a decline in natural gas prices in 2012 as compared to 2011.

Other Costs and Expenses. The significant variances are discussed further below:

•                  Field operating costs — Field operating costs increased in the 2012 period as compared to the 2011 period. The increase is primarily related to the Southern Pines Acquisition and the increase in working gas capacity in-service in the 2012 period as compared to the 2011 period as a result of our expansion efforts at our Pine Prairie and Southern Pines facilities. The 2011 period includes approximately $0.5 million of expense for the property insurance deductible related to the January 2011 operational incident and fire at our Bluewater facility.

•                  General and administrative expenses — General and administrative expenses decreased in the 2012 period as compared to the 2011 period. The 2011 period includes approximately $4.1 million of acquisition-related expenses associated with the Southern Pines Acquisition. Also, the 2012 period reflects an increase in costs associated with the continued expansion of our business and growth in personnel costs, including equity compensation costs. Additionally, we recognized approximately $1.2 million and $2.7 million of equity compensation expense associated with transaction awards granted by PAA during the 2012 and 2011 periods, respectively. Although we will not bear the economic burden of these awards, we benefit from the services underlying these awards.

•                  Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the 2012 period as compared to the 2011 period. The increase resulted primarily from an increased amount of depreciable assets resulting from the Southern Pines acquisition and our internal capital expansion projects at our Pine Prairie and Southern Pines facilities. Additionally, amortization of intangible assets acquired in conjunction with the Southern Pines Acquisition was approximately $16.4 million and $14.7 million during the 2012 and 2011 periods, respectively.

•                  Interest expense, net of capitalized interest — Interest expense, net of capitalized interest, increased in the 2012 period when compared to the 2011 period. Interest expense, on a gross basis, decreased to approximately $15.0 million in the 2012 period as compared to approximately $16.3 million in the 2011 period due to lower average interest rates and was partially offset by higher average debt balances in the 2012 period as compared to the 2011 period. Capitalized interest decreased from approximately $10.9 million in the 2011 period to approximately $7.3 million in the 2012 period.  The decrease was primarily the result of lower average interest rates and an increase in assets in-service.

Year ended December 31, 2011 and year ended December 31, 2010

The following table includes our operating results for years ended December 31, 2011 and 2010 (amounts in thousands, except for average working storage capacity and monthly operating metrics):

			Favorable/(Unfavorable) Variance(1)
	Year Ended	Year Ended	2011 - 2010
	December 31, 2011	December 31, 2010	$	%
Revenues
Firm storage services	$136,181	$90,965	$45,216	50%
Hub services and merchant storage (2)	202,837	6,190	196,647	3,177%
Other	3,946	3,132	814	26%
Total revenues	342,964	100,287	242,677	242%

Storage-related costs - Hub services and merchant storage (3)	(191,893)	(10,035)	(181,858)	(1,812)%
Storage-related costs - Firm storage services (4)	(18,123)	(15,798)	(2,325)	(15)%
Field operating costs	(11,621)	(7,242)	(4,379)	(60)%
General and administrative expenses	(22,566)	(15,965)	(6,601)	(41)%
Other income/(expense), net	5	(18)
Equity compensation expense	4,046	2,747
Acquisition-related expense	4,055	251
Insurance deductible related to property damage	500	—
Mark-to-market of open derivative positions	(138)	(370)
Adjusted EBITDA	$107,229	$53,857	$53,372	99%

Reconciliation to net income
Adjusted EBITDA	$107,229	$53,857	$53,372	99%
Depreciation, depletion and amortization	(33,714)	(14,119)	(19,595)	(139)%
Interest expense, net of capitalized interest	(5,354)	(7,323)	1,969	27%
Equity compensation expense	(4,046)	(2,747)
Acquisition-related expense	(4,055)	(251)
Insurance deductible related to property damage	(500)	—
Mark-to-market of open derivative positions	138	370
Net income	$59,698	$29,787	$29,911	100%

Operating Data:
Net revenue margin (5)	$132,810	$74,084	$58,726	79%
Field operating costs/ G&A /Other	(25,581)	(20,227)	(5,354)	(26)%
Adjusted EBITDA	$107,229	$53,857	$53,372	99%

Average working storage capacity (Bcf)	71	47	24	51%

Monthly Operating Metrics ($/Mcf)
Net revenue margin (5)	$0.16	$0.13	$0.03	23%
Field operating costs/ G&A /Other	(0.03)	(0.04)	0.01	25%
Adjusted EBITDA	$0.13	$0.09	$0.04	44%

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

Revenues, Volumes and Related Costs. As noted in the table above, our total revenues and storage-related costs increased during the year ended December 31, 2011 (the “2011 period”) when compared to the year ended December 31, 2010 (the “2010 period”). The primary reasons for such increases are the completion of the Southern Pines Acquisition on February 9, 2011, results of our commercial optimization company, capacity expansions (including additional working gas of approximately 9 Bcf and 10 Bcf at our Pine Prairie facility during 2011 and 2010, respectively), and additional leasing of capacity on third party transportation assets. These and other significant variances related to these periods are discussed in more detail below:

•                  Firm storage services — Firm storage services revenues increased in the 2011 period as compared to the 2010 period primarily due to the completion of the Southern Pines Acquisition and incremental revenues attributable to the expansion of our working gas capacity at our Pine Prairie facility.

•                  Hub services and merchant storage — Hub services and merchant storage revenues (which includes revenues from sales of natural gas by our commercial optimization company) increased in the 2011 period as compared to the 2010 period.  Our hub services activities are generally short-term in nature and their timing is influenced by weather, operating disruptions, import activities and other conditions that result in temporary disruptions in supply and demand.  The primary reason for the increase in the 2011 period as compared to the 2010 period is attributable to activities of our commercial optimization company, which were not significant prior to 2011.  The volume and timing of natural gas sales by our commercial optimization company are largely driven by market opportunities.  Additionally, hub services revenues increased in the 2011 period as compared to the 2010 period due to the increase in working gas capacity in-service from 2010 to 2011 and as a result of the Southern Pines Acquisition and our Pine Prairie expansion efforts along with additional usage of capacity leased from third party transportation assets.

•                  Other — Other revenues did not have a significant impact on the comparability of our operating results between the 2011 and the 2010 periods.

•                  Storage-related costs — Hub services and merchant storage — Hub services and merchant storage-related costs (which includes costs associated with natural gas sold by our commercial optimization company) increased in the 2011 period as compared to the 2010 period. The primary reason for the increase is attributable to activities of our commercial optimization company, which were not significant prior to 2011, in addition to an increase in leased transportation assets in the 2011 period as compared to the 2010 period.

•                  Storage-related costs — Firm storage services — Firm storage services related costs increased in the 2011 period as compared to the 2010 period.  The increase was primarily due to an increase in fuel expense due to additional in-service working gas capacity in 2011 as compared to 2010 as a result of the Southern Pines Acquisition and expansion efforts at our Pine Prairie facility.  This increase was partially offset by a decrease in leased storage capacity in the 2011 period as compared to the 2010 period.

Other Costs and Expenses. The significant variances are discussed further below:

•                  Field operating costs — Field operating costs increased in the 2011 period as compared to the 2010 period. The increase is primarily related to the increase in working gas capacity in-service from 2010 to 2011 as a result of our expansion efforts at our Pine Prairie facility and the completion of the Southern Pines Acquisition. The 2011 period includes approximately $0.5 million of expense for the property insurance deductible related to the January 2011 operational incident and fire at our Bluewater facility.

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

•                  Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the 2011 period as compared to the 2010 period. The increase resulted primarily from an increased amount of depreciable assets resulting from the Southern Pines acquisition and our internal growth projects, including the additional 9 Bcf and 10 Bcf of storage capacity placed into service at our Pine Prairie facility in April 2011 and April 2010, respectively. Additionally, amortization of intangible assets acquired in conjunction with the Southern Pines Acquisition was approximately $14.7 million during the 2011 period.

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

Outlook

Overall market conditions during the year ended December 31, 2012 for both hub services and firm storage services were comparable to those during the year ended December 31, 2011. During the year ended December 31, 2012, current rolling seasonal spreads (October to January), which are a proxy for the current intrinsic value of storage, ranged from $0.36 to $0.81, compared to $0.37 to $0.63 for the year ended December 31, 2011. Over the past ten years, seasonal spreads ranged from $0.19-$4.74. Seasonal spreads for 2013-2014 and 2014-2015, which influence the rates at which we will be able to contract firm storage capacity in future years, have ranged from $0.35 to $0.48. Volatility levels, which impact the value we are able to realize on a short-term basis from our hub service and merchant storage activities, increased during the year ended December 31, 2012 from the year ended December 31, 2011. However, the higher volatility is somewhat offset by soft market conditions. Driven largely by the robust supply of natural gas, both in terms of natural gas storage inventory levels and the production from shale resources, recent increases in volatility levels have not resulted in a sizable increase in spread opportunities. In general, our outlook presumes that these fundamental trends will continue.

We believe our asset base, contract profile, financial position and economically attractive expansion projects will enable us to substantially maintain our cash flows for the next several years in these current market conditions. Also, we are reasonably well positioned to develop low cost organic expansions and to acquire other assets if favorable market conditions exist. However, if gas storage market conditions decline further, in addition to adversely affecting hub services activities, they may also adversely impact the lease rates our customers are willing to pay for firm storage services with respect to new capacity under construction, as well as renewals of existing capacity upon expirations of existing term leases, many of which are at rates above current market levels. Accordingly, although a significant portion of our existing capacity is underpinned by multi-year firm storage contracts, we can provide no assurance that our operating and financial results will not be adversely impacted by adverse overall market conditions. In addition, we can provide no assurances that our organic growth and acquisition efforts will be successful.

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

Credit Agreement

In August 2011, we entered into a senior unsecured credit agreement, which was amended in June 2012 (See Note 8 to the consolidated financial statements for further discussion). As amended, the facility provides for (i) $350 million under a revolving credit facility, which may be increased at our option to $550 million (subject to receipt of additional or increased lender commitments) and (ii) two $100 million term loan facilities (the “GO Bond Term Loans”) pursuant to the purchase, at par, of the GO Bonds we acquired in conjunction with the Southern Pines Acquisition. The revolving credit facility expires in August 2016, unless extended. The purchasers of the two GO Bond Term Loans have the right to put, at par, to PNG the GO Bond Term Loans in August 2016, unless extended. The GO Bonds mature by their terms in May 2032 and August 2035, respectively.

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

At December 31, 2012, borrowings of approximately $382.1 million were outstanding under our credit agreement, which includes approximately $182.1 million under the revolving credit facility. Additionally, we had approximately $10,000 of outstanding letters of credit under our revolving credit facility. As of December 31, 2012, we were in compliance with the covenants, including the financial ratios, contained in our credit agreement. Based on the most restrictive covenant, at December 31, 2012 our incremental borrowing ability under our credit agreement was limited to approximately $141 million. Notably, the restriction on debt incurrence does not limit our ability to incur hedged inventory debt. Also, the formula for determining EBITDA in the context of the financial ratios allows for inclusion of pro forma EBITDA arising from certain capital investments, including for acquisitions and certain capital expenditures related to our Pine Prairie and Southern Pines expansions. We believe our credit facility and available debt capacity is adequate to fund our current capital program.

PAA Financial Support

PAA may elect, but is not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate PAA’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between PAA and us as fair to our unitholders. As further defined in our partnership agreement, potential PAA financial support can include, but is not limited to, (i) our issuance of common units to PAA, (ii) our borrowing of funds from PAA or (iii) guaranties or trade credit support provided by PAA to support the ongoing operations of us or our subsidiaries. We have no obligation to seek financing or support from PAA or to accept such financing or support if offered to us. In connection with the purchase of natural gas by our dedicated commercial marketing group, approximately $15 million of parental guarantees issued by PAA on behalf of PNG Marketing were outstanding as of December 31, 2012. See Note 12 to our consolidated financial statements for further discussion.

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

Working Capital

Working capital, defined as the amount by which current assets exceed current liabilities, is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven primarily by changes in accounts receivable and accounts payable, natural gas inventory balances and short-term debt. These changes are primarily affected by factors such as credit extended to, and the timing of collections from, our customers and the timing and amount of natural gas purchases and sales

(included settlement of applicable derivative positions) by our commercial optimization company. As of December 31, 2012 we had a working capital deficit of approximately $9.9 million.

Historical Cash Flow Information

The following table summarizes our cash flows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$104,452	$43,894	$44,361
Investing activities	(59,504)	(810,274)	(103,580)
Financing activities	(44,794)	766,530	56,441
Net increase/(decrease) in cash	$154	$150	$(2,778)

Adjusted EBITDA	$122,403	$107,229	$53,857

Operating Activities. The primary drivers of cash flow from our operations are (i) the collection of amounts related to the storage and sales of natural gas (including settlement of applicable derivative positions), and (ii) the payment of amounts related to purchases of natural gas (including settlement of applicable derivative positions) and expenses, principally storage and transportation related costs, field operating costs and general and administrative expenses. Cash provided by operating activities is significantly impacted in periods where we are increasing or decreasing the amount of inventory owned by our commercial optimization company in storage. In the month that we pay for stored natural gas, we borrow under our credit facility to pay for the natural gas, which negatively impacts our operating cash flow. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored natural gas.   Our cash flow from operating activities is also impacted by the timing and amount of settlements related to derivative positions associated with purchases and sales of natural gas through our commercial optimization company. During 2012 our cash generated from our recurring operations increased over 2011 primarily due to the period over period increase in our earnings and timing of activities conducted by our commercial optimization company.  Our commercial optimization company (which did not have any significant operating activity prior to 2011) significantly increased its natural gas inventory levels over the course of 2011 and a significant portion of its 2011 sales occurred in December 2011, with our cash collections on these sales occurring in January 2012.

Investing Activities. Our investing activities for each of the periods listed above primarily relate to the continued expansion of our Pine Prairie and Southern Pines facilities (since its acquisition in 2011) and the acquisition of the related base gas required to operate the facilities. The 2011 period includes the Southern Pines Acquisition which closed in February 2011 for total consideration of approximately $765 million (approximately $750 million, net of cash and other working capital acquired).

Financing Activities. Our financing activities for each of the periods listed above primarily relate to the funding of the investing activities discussed above along with the funding of purchases of hedged natural gas inventory and the payment of distributions to our equity owners. To fund these expenditures we utilized operating cash flows, borrowings under our available credit facilities and proceeds from equity issuances. To fund the Southern Pines Acquisition in 2011, we issued an additional 27.6 million common units for total proceeds of approximately $600 million, including PAA’s proportionate general partner contribution, and borrowed approximately $200 million from PAA.

Acquisitions, Capital Expenditures and Distributions to our Unitholders and General Partner

In addition to our operating activities discussed above, we also use cash for our acquisition activities, internal growth projects and distributions paid to our unitholders and general partner. We have made and will continue to make capital expenditures for acquisitions, expansion capital and maintenance capital. Historically, we have financed these expenditures primarily with cash generated by operations and the financing activities discussed above.

Acquisitions. The price of acquisitions includes cash paid, assumed liabilities and net working capital items.  Because of the non-cash items included in the total price of acquisition and timing of certain cash payments, the net cash paid may differ significantly from the total price of acquisitions completed in a year.

Capital Expenditures. We currently forecast expansion capital expenditures for 2013 of approximately $40 million to $44 million (including capitalized interest), primarily related to the ongoing expansion of our Pine Prairie and Southern Pines facilities and the related base gas required to operate the facilities. We expect to fund our capital expenditures with cash generated from operations and borrowings under our credit agreement. Additionally, we are forecasting approximately $0.6 million of maintenance capital expenditures in 2013.

Distributions to Unitholders and General Partner. We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On February 14, 2013, we paid a quarterly distribution of $0.3575 per unit on our common units and Series A subordinated units.

Contingencies

For a discussion of contingencies that may impact us, see Note 14 to our consolidated financial statements.

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

The following table includes our best estimate of the amount and timing of these payments, as well as others due under the specified contractual obligations, as of December 31, 2012 (in millions):

	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt, interest and fees(1)	$547.1	$14.2	$14.2	$209.4	$309.3	$—	$—
Storage / transportation agreements and leases	27.8	12.5	6.8	4.3	2.3	1.9	—
Purchase obligations(2)	17.3	3.7	1.9	1.8	1.9	1.9	6.1
Other long-term liabilities	1.5	0.8	0.4	0.2	0.1	—
Subtotal	$593.7	$31.2	$23.3	$215.7	$313.6	$3.8	$6.1
Natural gas purchases (3)	162.2	131.7	21.7	5.0	3.8	—	—
Total	$755.9	$162.9	$45.0	$220.7	$317.4	$3.8	$6.1

(1)                      Includes interest payments and commitment fees on our senior unsecured credit agreement and note payable to PAA.

(2)           Primarily includes amounts related to utility contracts and capital expansion activities.

(3)                      Amounts are based on estimated volumes and market prices of committed obligations as of December 31, 2012. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit and Parental Guarantees. Our $550 million senior unsecured credit agreement provides us with the ability to issue letters of credit. In connection with our use of certain leased storage and transportation assets and the purchase of natural gas by our dedicated commercial marketing group, we have periodically provided certain suppliers and counterparties with irrevocable standby letters of credit to secure our obligations for such purchases. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our consolidated balance sheet in the month the services are provided or when we take delivery of the natural gas purchased. In certain instances, parental guarantees have been provided by PAA in lieu of letters of credit. As of December 31, 2012, we had approximately $10,000 of outstanding letters of credit under our credit agreement. Additionally, approximately $15 million of parental guarantees issued by PAA on behalf of PNG Marketing were outstanding as of December 31, 2012.

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

Commodity Price Risk

We utilize derivatives to hedge commodity price risk inherent in our operations. Our objectives for these derivatives include hedging anticipated purchases and sales of natural gas, stored inventory, anticipated crude oil sales and to manage our anticipated base gas requirements and storage capacity utilization associated with natural gas or the related storage of natural gas.  We manage these exposures with various instruments, including exchange-cleared futures, swaps and options.  See Note 10 to our consolidated financial statements for further discussion regarding our hedging strategies and objectives.

Interest Rate Risk

We utilize interest rate derivatives to hedge interest rate risk associated with our variable rate debt.  Our objective for these derivatives is to hedge the cash flow variability associated with our interest payments as a result of market fluctuations in interest rates.  We manage these exposures with over-the-counter, LIBOR-based interest rate swaps.  See Note 10 to our consolidated financial statements for further discussion regarding our hedging strategies and objectives.

The fair value of our derivatives as of December 31, 2012 and the change in fair value that would be expected from a 10% price/rate increase or decrease is shown in the table below (in millions):

		Effect of 10%	Effect of 10%
	Fair Value	Increase (1)	Decrease (1)
Natural gas derivatives	$7.7	$(3.7)	$3.7
Interest rate derivatives	$(0.9)	$0.1	$(0.1)

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

Item 8.                          Financial Statements and Supplementary Data

See “Index to the Consolidated Financial Statements” on page F-1.

Item 9.                          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

We maintain written “disclosure controls and procedures,” which we refer to as our “DCP.” Our DCP is designed to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 and have found our process to be effective. See “Management’s Report on Internal Control Over Financial Reporting” on page F-2.

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

Item 9B.                                  Other Information

There was no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 that has not previously been reported.

PART III

Item 10.                                    Directors and Executive Officers of Our General Partner and Corporate Governance

Partnership Management and Governance

Our general partner manages our operations and activities and we do not directly have officers, directors or employees. The directors of our general partner oversee our operations. Unitholders are not entitled to elect our general partner or the directors of our general partner and do not participate in the management of our operations. Our partnership agreement limits any fiduciary duties our general partner might owe to our unitholders. As a general partner, our general partner is liable for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non-recourse to it. Our general partner has the discretion to incur indebtedness or other obligations on our behalf on a non-recourse basis to the general partner.  Our general partner has in the past exercised such discretion, in most instances involving payment liability, and we expect that it will do so in the future.

We are majority owned and controlled by PAA and our assets, liabilities and results of operations are consolidated in PAA’s financial statements. During 2012, our contribution to adjusted EBITDA represented less than 6% of PAA’s consolidated adjusted EBITDA. The officers of our general partner are employed by PAA’s general partner and manage the day-to-day affairs of our business. Certain of our officers devote substantially all of their time to managing our business, while other officers have responsibilities for both us and PAA and devote the majority of their time to PAA’s other business activities. We also utilize a significant number of employees of PAA’s general partner to operate our business and provide us with general and administrative services.

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

Board Leadership Structure and Role in Risk Oversight

The board has no policy with respect to the separation of the offices of chairman and CEO. Currently, both positions are held by the CEO of PAA, and PAA owns all of the equity interests of our general partner and is a majority equity holder in us. We do not have a lead independent director. Directors of our general partner are designated or elected by its sole member, PAA. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject only to any specific unitholder rights contained in our partnership agreement. PAA has determined that the combined offices of Chairman and CEO represent an efficient and effective arrangement and that our leadership structure is appropriate in light of our ownership structure.

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

Interested parties can communicate directly with non-management directors by mail in care of the Vice President, General Counsel and Secretary or in care of the Vice President of Internal Audit at PAA Natural Gas Storage, L.P., 333 Clay Street, Suite 1500, Houston, Texas 77002. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.

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

Other Committees

Applicable NYSE listing standards do not require that we or our general partner have a compensation or nominating committee. Our general partner’s board of directors performs the functions of a compensation committee and administers our Long Term Incentive Plan and other equity and executive compensation plans. The board of directors has the sole authority to retain any compensation consultants to be used to assist the board, but did not retain any consultants in 2012. Similarly, the board of directors has not delegated any of its authority to subcommittees. The board of directors has delegated limited authority to the CEO to administer our Long-Term Incentive Plan with respect to employees other than executive officers.

Our partnership agreement provides for the establishment or activation of a conflicts committee, as circumstances warrant, to review conflicts of interest between us and our general partner or between us and PAA or its affiliates. Such a committee would consist of a minimum of two members, none of whom can be (i) an officer or employee of our general partner, (ii) a holder of any ownership interest in us, our subsidiaries, our general partner or its affiliates (other than (a) our common units or (b) other awards granted to such director under our LTIP) or (iii) an officer, director or employee of any affiliate of our general partner or any associate of such affiliate, and each of whom must meet the independence standards for service on an audit committee established by the NYSE and the SEC. A director will not be precluded from serving on such committee due to the ownership of common units of PAA or other indirect interests of our general partner unless the board of directors of our general partner determines, after taking into account the totality of the specific circumstances involving such director, that such ownership will likely have an adverse impact on the ability of such director to act in an independent manner with respect to the matter submitted to the conflicts committee. Our partnership agreement provides that any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties owed to us or our unitholders.

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

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

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

Name	Age (as of 12/31/2012)	Position with Our General Partner
Greg L. Armstrong*	54	Chairman of the Board, Chief Executive Officer and Director
Harry N. Pefanis*	55	Vice Chairman and Director
Dean Liollio*	54	President and Director
Al Swanson*	48	Executive Vice President, Chief Financial Officer and Director
Benjamin J. Reese	56	Senior Vice President — Commercial

Name	Age (as of 12/31/2012)	Position with Our General Partner
Todd Brown	47	Vice President — Optimization
Richard K. McGee*	51	Vice President, General Counsel and Secretary
Dan Noack	42	Vice President — Operations
Donald C. O’Shea*	42	Controller and Chief Accounting Officer
Victor Burk	63	Director and Member of Audit Committee**
Bobby S. Shackouls	62	Director and Member of Audit Committee
Arthur L. Smith	60	Director and Member of Audit Committee

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

Richard K. McGee has served as Vice President, General Counsel and Secretary of our general partner since March 2012 and served as Vice President — Legal and Business Development and Secretary from September 2009 until March 2012. Since February 2013, Mr. McGee has also served as Executive Vice President, General Counsel and Secretary of PAA’s general partner. Additionally, he served as Vice President, General Counsel and Secretary of PAA’s general partner from March 2012 until February 2013 and he served as Vice President and Deputy General Counsel of PAA’s general partner from August 2011 until March 2012. From January 1999 to July 2009, he was employed by Duke Energy, serving as President of Duke Energy International from October 2001 through July 2009 and serving as general counsel of Duke Energy Services from January 1999 through September 2001. He previously spent 12 years at Vinson & Elkins L.L.P., where he was a partner with a focus on acquisitions, divestitures and development work for various clients in the energy industry.

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

Bobby S. Shackouls has served as a Director of our general partner since April 2010. Mr. Shackouls served as Chairman of Burlington Resources Inc. from 1997 until its acquisition by ConocoPhillips in 2006, and continued to serve as a director until his retirement in May 2011. He also served as President and Chief Executive Officer of Burlington Resources from 1995 until 2006. Mr. Shackouls currently serves as a director of The Kroger Co. and Oasis Petroleum. The board of directors has determined that Mr. Shackouls is “independent” under applicable NYSE rules. We believe that Mr. Shackouls’ extensive experience within the energy industry offers valuable perspective and, in tandem with his long history of leadership as the CEO of a public company, make him highly qualified to serve as a member of the board.

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

Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that our executive officers and directors complied with all filing requirements with respect to transactions in our equity securities during 2012.

Item 11.                                    Executive Compensation

Compensation Committee Report

Our general partner’s board of directors performs the functions of a compensation committee. The board of directors has reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report on Form 10-K. Based on those reviews and discussions, the board of directors has recommended that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

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

The board of directors of our general partner retains and exercises primary responsibility and authority for compensation-related decisions for executive officers who devote substantially all of their time to managing our business; however, given PAA’s significant ownership interest in us and resulting alignment of economic interest, PAA’s general partner may from time to time, at its sole cost and expense, provide compensation to such executive officers that is designed to reward extraordinary performance, incentivize the achievement of long term performance goals or encourage long term retention. PAA’s general partner also retains and exercises responsibility and authority for compensation-related decisions for executive officers with shared responsibilities to both us and PAA, but who devote the majority of their time to PAA’s other business activities. Our officers manage our business as part of the service provided by PAA under the omnibus agreement, and to the extent allocated to us and not otherwise excluded from reimbursement, the compensation for all of our executive officers is indirectly paid by us through reimbursements to PAA. Our general partner’s board of directors is also responsible for the administration of our LTIP and other equity incentive programs and for compensation of our general partner’s non-employee directors.

We are majority owned and controlled by PAA and our assets, liabilities and results of operations are consolidated in PAA’s financial statements. During 2012, our contribution to adjusted EBITDA represented less than 6% of PAA’s consolidated adjusted EBITDA. Messrs. Armstrong, Pefanis, Swanson and McGee are executive officers of the general partner of PAA and devote the majority of their time to PAA’s other business activities. The activities of Messrs. Armstrong, Pefanis, Swanson and McGee with respect to PNG were a minor consideration for the compensation committee and board of directors of PAA in the determination of cash compensation paid to or equity incentives awarded to such individuals. Information relating to the compensation of Messrs. Armstrong, Pefanis and Swanson is set forth in PAA’s Annual Report on Form 10-K. Accordingly, the following discussion relates primarily to those officers (Messrs. Liollio and O’Shea) who devote substantially all of their time to our business activities and for whom the responsibility and authority for compensation related decisions reside directly with the board of directors of our general partner (the “Dedicated Named Executive Officers”).

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

Cash Bonuses. Our cash bonuses consist of annual discretionary bonuses in which all of our Dedicated Named Executive Officers potentially participate and a quarterly bonus program in which Mr. Liollio was eligible to participate in 2012.

Long-Term Incentive Awards. The primary long-term measure of our performance is our ability to sustain and increase our quarterly distribution to our unitholders. We use performance-indexed phantom unit grants issued under our Long-Term Incentive Plan to encourage and reward timely achievement of targeted distribution levels and other performance conditions and align the long-term interests of our Dedicated Named Executive Officers and other members of our management team with those of our unitholders. In some cases, these grants also include a service period component in order to encourage long-term retention. A phantom unit is the right to receive, upon the satisfaction of vesting criteria specified in the grant, a common unit (or cash equivalent). We do not use options as a form of incentive compensation. Unlike “vesting” of an option, vesting of a phantom unit results in delivery of a common unit or cash of equivalent value as opposed to a right to exercise. Phantom units vest based upon the satisfaction of various criteria, which may include achievement of targeted distribution threshold levels or other performance conditions, or continued employment for periods ranging from two to five years. Distribution performance thresholds are generally consistent with our performance expectations for the business at the time of grant or modification taking into account market conditions and other factors that we believe to be relevant.  Certain awards also include the right to receive cash distributions on phantom units prior to vesting of the phantom units as if the underlying common units were owned. These distribution equivalent rights are also referred to as DERs. DERs expire when the associated phantom units vest.

In 2010, our general partner issued “Class B” units of PNGS GP LLC to certain of our officers in order to create additional long-term incentives for, and encourage the retention of, our management.  The terms and structure of such awards were based on our outlook for the natural gas storage market and related growth expectations as of early 2010.  In February 2013, our general partner determined that the Class B units were not serving their intended purpose due to the extended deterioration in market conditions for natural gas storage operators and the resulting low likelihood of achieving the distribution performance benchmarks required for vesting, which ranged from $2.00 to $2.70 per common unit.  As a result, all of the existing Class B unit awards were canceled.  In order to encourage the retention of the holders of such canceled awards and provide them with long term performance incentives that take into account our current outlook for the natural gas storage market, PAA’s general partner has authorized the issuance to such officers of special awards under PAA’s long term incentive plan (“Special PAA Awards”).  In general, the Special PAA Awards, the entire economic burden of which will be borne by PAA and does not impact our cash or units outstanding, entitle the holder to receive common units of PAA and related distribution equivalent rights subject to various conditions and restrictions, including the achievement of specified distribution levels by both PNG and PAA and the fulfillment of certain minimum service period requirements.

Transaction/Transition Grants. In connection with the initial public offering of PNG, PAA created a plan based on PNG equity, which is designed to reward and create incentive for certain of PAA’s officers who were instrumental in developing the natural gas storage business and bringing it to the point of the IPO, and who will continue to allocate meaningful amounts of time to the business.  Grants under this plan were awarded by the compensation committee of PAA’s board, not by our board, and PAA bears 100% of the cost of the awards.  In September 2010, PAA entered into transaction grant agreements with Messrs. Armstrong and Swanson, pursuant to which they acquired phantom common units, phantom series A subordinated units and phantom series B subordinated units representing a portion of the limited partner interest of PNG issued to PAA in connection with PNG’s IPO. These grants were intended to be transactional and transitional and not a recurring component of these individual’s compensation arrangements. Vesting terms were intended to align the interests of these individuals with those of PAA as such interests pertain to achieving specific future performance benchmarks that are significant to PNG and to PAA’s equity holdings in PNG.

Relation of Compensation Elements to Compensation Objectives

Our compensation program is designed to motivate, reward and retain our executive officers. Cash bonuses serve as a near-term motivation and reward for achieving the annual goals established at the beginning of each year. Phantom unit awards (and associated DERs) and Special PAA Awards provide motivation and reward over both the near-term and long-term for achieving performance thresholds necessary for earning and vesting. Transaction/transition grants, as the title implies, focus on contributions to the success of a specific transaction, including reward for inception and consummation, as well as incentive for effective transition and execution of the business plan going forward. The level of annual bonus and phantom unit awards reflect the moderate salary profile and the significant weighting towards performance based, at-risk compensation. Salaries and cash bonuses (particularly quarterly bonuses), as well as currently payable DERs associated with unvested phantom units and Special PAA Awards subject to forfeiture upon termination by the holder, serve as near-term retention tools. Longer-term retention is facilitated by minimum service periods of up to five years associated with phantom unit awards, the long-term vesting profile of the Special PAA Awards and, in the case of certain executives, annual bonuses that are payable over a three-year period. To facilitate our general partner’s board of directors in reviewing and making recommendations, a compensation “tally sheet” is prepared by our CEO and internal counsel and provided to the board for its review.

We stress performance-based compensation elements to attempt to create a performance-driven environment in which our executive officers are (i) motivated to perform over both the short term and the long term, (ii) appropriately rewarded for their services and (iii) encouraged to remain with us even after meeting long-term performance thresholds by the potential for rewards yet to come. We believe our compensation philosophy as implemented by application of the three primary compensation elements (i) aligns the interests of our Dedicated Named Executive Officers and other dedicated officers with our unitholders, (ii) positions us to achieve our business goals, and (iii) effectively encourages the exercise of sound judgment and risk-taking that is conducive to creating and sustaining long-term value. We believe the processes employed by the board in applying the elements of compensation (as discussed in more detail below) provide an adequate level of oversight with respect to the degree of risk being taken by management to achieve short-term performance goals. See “Relation of Compensation Policies and Practices to Risk Management.”

Application of Compensation Elements

Salary. We do not make systematic annual adjustments to the salaries of our Dedicated Named Executive Officers. We do, however, make salary adjustments as necessary based on changes in responsibilities and to maintain hierarchical relationships among senior management levels after new senior management members are added to keep pace with our overall growth.

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

Long-Term Incentive Awards. We do not make systematic annual phantom unit awards to our Dedicated Named Executive Officers. Instead, our objective is to time the granting of awards such that as performance thresholds are met for existing awards, additional long-term incentives are created. Thus, performance will be rewarded by relatively greater frequency of awards and lack of performance by relatively lesser frequency of awards. Generally, we believe that our awards are structured to provide a balance between a meaningful retention period for us and a visible, reachable reward for the executive officer. If top performance targets on outstanding awards are achieved in the early part of this cycle, new awards will be granted with higher performance thresholds, in a manner designed to encourage extended retention of our Dedicated Named Executive Officers and incentivize continued growth of our business. Accordingly, any new arrangements inherently take into account the value of awards where performance levels have been achieved but have not yet vested, but will not take into consideration previous awards that have fully vested.

As a complement to awards under our long-term incentive plan and as an additional means of providing longer-term, performance-based officer incentives that require extended periods of employment to realize the full benefit, in February 2013, PAA’s general partner issued a total of 143,000 Special PAA Awards to certain members of our management, including 60,000 Special PAA Awards to Mr. Liollio.  See “— Elements of Compensation — Long-Term Incentive Awards” above and “— Application in 2012” below.

Application in 2012

At the beginning of 2012, PNG established three public goals with paraphrased versions of these goals overlapping four of our five internal goals:

1.                      Deliver operating and financial performance in line with guidance;

2.                      Successfully execute our organic growth program; and

3.                      Continue to pursue strategic and accretive acquisitions.

Our non-overlapping internal goal included positioning PNG to achieve or improve upon forecasted results on an absolute and per unit basis.

In general and as discussed below, we met or substantially met all of these goals:

•                          Our adjusted EBITDA exceeded the midpoint of our guidance for 2012 by approximately 2%. We also declared February, May, August and November annualized distributions of $1.43 per unit, which represented an increase of 2.7% over distributions paid in 2011.

•                          We placed into service 17 Bcf of incremental working gas capacity through the completion of leaching operations at Pine Prairie and Southern Pines, as well as through fill/dewater and SMUG operations at these facilities, executing these and other key projects on budget and generally on time.

•                          We have been working with PAA on a number of potential acquisitions or development projects that could facilitate the future growth of our natural gas business.

For 2012, the elements of compensation were applied as described below.

Salary. No salary adjustments for Dedicated Named Executive Officers were recommended or made in 2012. See “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.”

Cash Bonuses. Based on the CEO’s annual performance review and the individual performance of each of our Dedicated Named Executive Officers, the CEO recommended to the board of directors and the board of directors approved the annual bonuses reflected in the Summary Compensation Table and notes thereto. Such amounts take into account the performance relative to our 2012 goals; the absence or existence of shortfalls relative to expectations; the level of difficulty associated with achieving such objectives; our relative positioning at the end of the year with respect to future growth and performance; the significant transactions or accomplishments for the period not included in the goals for the year; and our positioning at the end of the year with respect to our targeted credit profile.

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

As modified, the first tranche of phantom unit awards will vest as follows: 30% will vest on the date we pay an annualized distribution of $1.45 per unit; 30% will vest on the date we pay an annualized distribution of $1.50 per unit; and 40% will vest on the date we pay an annualized distribution of $1.55 per unit. Fifty percent of any unvested phantom units that remain outstanding as of the November 2016 distribution date will vest on such date and the remaining 50% will be forfeited. Thirty percent of the DERs associated with these awards became payable in February 2012.  The balance will become payable 30% beginning in May 2013 and 40% beginning in May 2014.

Vesting terms of the second tranche of phantom unit awards have been modified to provide that 100% of the phantom units will vest upon conversion of our Series A Subordinated Units into Common Units. Conversion of the Series A Subordinated Units is subject to certain performance conditions set forth in our partnership agreement. Unvested phantom units that remain outstanding as of January 1, 2018 will expire. DERs associated with these awards began to accrue in February 2012 and were paid 50% on each distribution date in 2012 with the remaining 50% payable in February 2013. Beginning in February 2013, 100% of the DERs will become currently payable. The modified second tranche phantom unit awards also provide that in the event of a termination of employment other than for cause prior to the May 2013 distribution date, 50% of any outstanding phantom units will vest. If such termination occurs after the May 2013 distribution date, 100% of any outstanding phantom units will vest.

Upon vesting, the phantom units are payable on a one-for-one basis in common units. Associated DERs terminate when the underlying phantom units vest or are forfeited.

The 2013 awards under the PNG long-term incentive plan included grants to our Dedicated Named Executive Officers as follows:  Mr. Liollio — 125,000 and Mr. O’Shea — 25,000.  The phantom units granted in February 2013 under PNG’s long-term incentive plan will vest in one-third tranches on the dates we pay annualized distributions of $1.45, $1.50 and $1.55. DERs associated with these awards will vest in one-third increments on the August 2014, 2015 and 2016 distribution dates, provided that PNG’s quarterly distribution remains at least $1.43 (annualized) per unit. Fifty percent of any unvested phantom units in a particular tranche that remain outstanding as of the August 2016, 2017 and 2018 distribution dates will vest on such date and the remaining portion and all associated DERs will be forfeited as of the August 2019 distribution date if the applicable performance conditions for such tranche have not been met by such date.

Additionally, Mr. Liollio received a grant of 60,000 Special PAA Awards from PAA, the economic burden of which is borne solely by PAA.  Special PAA Awards will vest 50% on PAA’s August 2018 distribution date and 50% on PAA’s August 2019 distribution date provided that PNG’s distribution averages $1.48 and $1.43 per unit, respectively, for the 12 months prior to each vesting date.  DERs associated with these awards will vest on the date PAA pays an annualized distribution of $2.40 per unit, provided that PNG’s quarterly distribution remains at least $1.43 (annualized) per unit.  Any unvested Special PAA Awards that remain outstanding on December 31, 2020 will be forfeited.

Other Compensation Related Matters

Equity Ownership in PNG. As of December 31, 2012, our Named Executive Officers beneficially owned, in the aggregate, approximately 240,000 of our common units (excluding any unvested equity awards), and 34,375 Class B units of our general partner (which were canceled in February 2013). Although we encourage our Named Executive Officers to acquire and retain ownership in the Partnership, we do not have a policy requiring maintenance of a specified equity ownership level. Our policies prohibit our Named Executive Officers from using puts, calls or options to hedge the economic risk of their ownership.

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

Change in Control Triggers. The long-term incentive plan grants to our Dedicated Named Executive Officers include severance payment provisions or accelerated vesting triggered upon a change of control, as defined in the respective agreements. In the case of the long-term incentive plan grants, the provision becomes operative only if the change in control is accompanied by a change in status (such as the termination of employment by our general partner or PAA’s general partner, as applicable). This “double trigger” arrangement provides assurance to the executive, but does not offer a windfall to the executive when there has been no real change in employment status. The Special PAA Awards granted to Mr. Liollio generally provide for vesting upon a change of control. Messrs. Armstrong and Swanson have transaction/transition grants and other long-term incentives, and Mr. Armstrong has an employment agreement, that include provisions for a change in control of PAA, which are described in PAA’s Annual Report on Form 10-K. The provision of severance or equity acceleration for certain terminations and change of control help to create a retention tool by assuring the executive that the benefit of the employment arrangement will be at least partially realized despite the occurrence of an event that would materially alter the employment arrangement.

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

Summary Compensation Table

The following table sets forth certain compensation information for our Chief Executive Officer, Chief Financial Officer, and the two other most highly compensated executive officers whose total compensation exceeded $100,000 in 2012 (our “Named Executive Officers”).  We reimburse PAA for expenses incurred on our behalf, including the costs of PNG-related compensation paid to Messrs. Liollio and O’Shea (excluding the costs of the obligations represented by applicable Class B units or Special PAA Awards). PAA “pushes down” to us the compensation expense associated with the transaction/transition grants.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Greg L. Armstrong (3)	2012
Chairman and Chief Executive Officer	2011
	2010				3,182,469		3,182,469	(1)

Al Swanson (3)	2012
Executive Vice President and Chief Financial Officer	2011
	2010				1,077,933		1,077,933	(1)

Dean Liollio	2012	250,000	1,030,000	(4)(6)	1,781,866	16,320	3,078,186
President	2011	250,000	895,000	(4)(6)	—	15,900	1,160,900
	2010	250,000	580,000	(4)(5)(6)	409,095	15,900	1,254,995

Donald C. O’Shea	2012	147,000	135,000		127,277	15,776	425,053
Controller and Chief Accounting Officer	2011	143,208	130,000		—	6,129	279,337

(1)                      Grant date fair values for 2010 include (i) transaction/transition grants awarded to Messrs. Armstrong and Swanson in 2010 and (ii) LTIP phantom unit grants and Class B restricted units granted to Mr. Liollio in 2010. Grant date fair values for 2012 represent the incremental fair value resulting from the February 2012 modification of LTIP phantom units granted to Messrs. Liollio and O’Shea in 2010 (compared to the fair value of the original awards on the modification date). The maximum grant date fair value of phantom units originally granted to Mr. O’Shea in 2010 was $301,922.  Dollar amounts represent the aggregate grant date fair value of transaction/transition grants, phantom units and Class B units granted during the year based on the probable outcome of underlying performance conditions pursuant to FASB ASC Topic 718. For transaction/transition grants awarded in 2010, vesting of 100% of the phantom common units and phantom series A subordinated units, and vesting of 20% of the phantom series B subordinated units, was deemed probable of occurring on the grant date. For phantom units granted in 2010, none of the performance thresholds for vesting of the first tranche phantom units was deemed probable of occurring as of the grant date, and 20% of the performance thresholds for vesting of the second tranche phantom units were deemed probable of occurring as of the grant date. For phantom units modified in 2012, the performance thresholds for vesting the first 30% of the first tranche phantom units and all of the second tranche phantom units were deemed probable of occurring as of the modification date.  None of the performance thresholds for vesting of the Class B units was deemed probable of occurring as of the grant date. The maximum grant date fair values of stock awards assuming that the highest level of performance conditions will be met are as follows:

Name	Year	Maximum Grant Date Fair Value ($)
Greg L. Armstrong	2012	—
	2011	—
	2010	4,172,027

Al Swanson	2012	—
	2011	—
	2010	1,413,106

Dean Liollio	2012	2,895,101
	2011	—
	2010	4,389,057

Donald C. O’Shea	2012	206,793
	2011	—

(2)                      Plains All American GP LLC matches 100% of employees’ contributions to its 401(k) plan in cash, subject to certain limitations in the plan. All Other Compensation for 2012 includes $15,000 in such contributions for each of Messrs. Liollio and O’Shea. The remaining amount for each represents premium payments on behalf of such Named Executive Officer for group term life insurance.

(3)                      Messrs. Armstrong and Swanson are also executive officers of and are compensated by PAA, with a portion of the costs associated with such overhead being allocated to us under the omnibus agreement. Total compensation for each of Messrs. Armstrong and Swanson, as reported in PAA’s Annual Report on Form 10-K for the year ended December 31, 2012, was $5,591,320 and $2,266,320, respectively. PAA’s 2012 Annual Report on Form 10-K is available on its website at www.paalp.com.

(4)                      Includes quarterly bonuses aggregating $380,000, $333,000 and $330,000, and annual bonuses of $650,000, $562,000 and $250,000 for 2012, 2011 and 2010, respectively. The amount in the table for 2010 does not reflect (i) a $325,000 annual bonus awarded in the second quarter of 2010 for the 2009/2010 storage season, and (ii) a special bonus of $800,000 awarded in January 2010 (generally attributable to 2009) for Mr. Liollio’s efforts in connection with our preparation for the IPO.

(5)                      The 2010 annual bonus for Mr. Liollio was prorated to reflect a shift at the end of 2010 from a compensation cycle tied to the natural gas storage season (April 1 through March 31), to a calendar year cycle. As a result, the annual bonus amount included in the table for 2010 is for the period from April 1, 2010 to December 31, 2010.

(6)                      Annual bonuses are payable 60% at the time of award and 20% in each of the two succeeding years.

Grants of Plan-Based Awards Table

In February 2012, phantom units previously granted to Messrs. Liollio and O’Shea were modified.  There were no other grants of plan-based awards to our Named Executive Officers during the fiscal year ended December 31, 2012.

				Grant Date
		All Other Stock Awards		Fair Value of
		Number of Shares of		Stock and
	Grant	Stock or Units		Option Awards
Name	Date	(#)		($)(3)
Dean Liollio	2/2/12	105,000	(1)	559,755
	2/2/12	105,000	(2)	1,222,111

Donald C. O’Shea	2/2/12	7,500	(1)	39,983
	2/2/12	7,500	(2)	87,294

(1)       These phantom unit awards will vest 30% on the date we pay an annualized distribution of $1.45 per unit; 30% on the date we pay an annualized distribution of $1.50 per unit; and 40% on the date we pay an annualized distribution of $1.55 per unit. Fifty percent of any unvested phantom units that remain outstanding as of the November 2016 distribution date will vest on such date and the remaining 50% will be forfeited. These awards have associated DERs that became payable 30% beginning in February 2012, with the remainder becoming payable 30% beginning in May 2013 and 40% beginning in May 2014. Upon vesting, the phantom units are payable on a one-for-one basis in common units. Associated DERs terminate when the underlying phantom units vest or are forfeited.

(2)       These phantom units will vest 100% upon conversion of our Series A Subordinated Units into Common Units. Conversion of the Series A Subordinated Units is subject to certain performance conditions set forth in our partnership agreement. Unvested phantom units that remain outstanding as of January 1, 2018 will expire. DERs associated with these awards began to accrue from February 2012 and were paid 50% on each distribution date in 2012 with the remaining 50% payable in February 2013. Beginning in February 2013, 100% of the DERs will become currently payable. Upon vesting, the phantom units are payable on a one-for-one basis in common units. Associated DERs terminate when the underlying phantom units vest or are forfeited.

(3)       Represents the incremental grant date fair value of phantom units based on the probable outcome of underlying performance conditions pursuant to FASB ASC Topic 718, compared to the fair value of the original awards on the modification date.  For phantom units modified in 2012, the performance thresholds for vesting the first 30% of the first tranche phantom units and all of the second tranche phantom units were deemed probable of occurring as of the modification date.  The incremental maximum grant date fair values of the modified phantom units (compared to the modification date fair value of the original awards) assuming that the highest level of performance conditions will be met are set forth below:

Name	Grant Date	Quantity	Maximum Grant Date Fair Value ($)
Dean Liollio	2/2/12	105,000	1,672,990
	2/2/12	105,000	1,222,111

Donald C. O’Shea	2/2/12	7,500	119,499
	2/2/12	7,500	87,294

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

A discussion of 2012 salaries and bonuses for our Dedicated Named Executive Officers and how they fit into the overall compensation array is included in “— Compensation Discussion and Analysis.” The following is a discussion of other material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and Grants of Plan-Based Awards Table above.

Salary—As discussed in this Item 11, we do not make systematic annual adjustments to the salaries of our Dedicated Named Executive Officers. In that regard, no salary adjustments were made for any of our Dedicated Named Executive Officers in 2012. In February 2013, the annual salary of Mr. O’Shea was increased to $152,000.

Grants of Plan-Based Awards—In February 2012, phantom units previously granted to Messrs. Liollio and O’Shea were modified. See “—Compensation Discussion and Analysis—Application in 2012 — Long-Term Incentive Awards” for further information regarding the 2012 modifications. There were no other grants of plan-based awards to the Dedicated Named Executive Officers in 2012. In February 2013, phantom units were awarded to our Dedicated Named Executive Officers as follows:  Mr. Liollio — 125,000 and Mr. O’Shea — 25,000.  Also in February 2013, the Class B units previously awarded to Mr. Liollio were canceled and he received a grant of 60,000 Special PAA Awards from PAA.

Employment Agreements

In connection with his employment in November 2008, Mr. Liollio and PAA entered into an employment agreement, which provided, among other things, for (i) an annual salary of $250,000, (ii) an annual target bonus of 225% of his base salary, and (iii) the grant of phantom units. During 2009, Mr. Liollio was paid $250,000 in the form of salary and approximately $323,000 in the form of quarterly bonuses. During the second quarter of 2009, Mr. Liollio received an annual bonus of $250,000 that included a prorated amount for his 2008/2009 storage season service (from commencement of his employment in November 2008 through March 31, 2009). Mr. Liollio received an annual bonus in the second quarter of 2010 for his 2009/2010 storage season service. As a result of his extraordinary efforts in connection with our preparation to become a publicly traded partnership, Mr. Liollio received a special bonus of $800,000 in January 2010. In connection with his initial employment, Mr. Liollio received a grant of phantom units under PAA’s long term incentive plan. This grant was subsequently replaced with a grant under our Long-Term Incentive Plan. Pursuant to its terms, Mr. Liollio’s employment agreement expired in November 2011.

Mr. Armstrong’s employment agreement is described in PAA’s annual report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012 with respect to our Named Executive Officers:

	Unit Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Greg L. Armstrong	—	—	62,000	(2)	1,181,100
	—	—	62,000	(3)	1,181,100

Al Swanson	—	—	21,000	(2)	400,050
	—	—	21,000	(3)	400,050

Dean Liollio	—	—	105,000	(4)	2,000,250
	—	—	105,000	(5)	2,000,250
	—	—	34,375	(6)	352,866

Donald C. O’Shea	—	—	7,500	(4)	142,875
	—	—	7,500	(5)	142,875

(1)                      Market value of PNG phantom units and transaction/transition grants reported in these columns is calculated by multiplying the closing market price ($19.05) of our common units at December 31, 2012 (the last trading day of the fiscal year) by the number of units. No discount is applied for remaining performance threshold or service period requirements. The Class B units held by Mr. Liollio as of December 31, 2012, which were canceled in February 2013, are valued here based on the grant date fair value computed in accordance with FASB ASC Topic 718 assuming that the highest level of performance conditions will be met.

(2)                      Represents phantom series A subordinated units under transaction/transition grants. These phantom series A subordinated units will vest in connection with the conversion of the Series A Subordinated Units into Common Units, and will be payable one-for-one by PAA in Common Units of PNG. Any of these phantom series A subordinated units that have not vested as of December 31, 2018 will be automatically cancelled on such date.

(3)                      Represents phantom series B subordinated units under transaction/transition grants. These phantom series B subordinated units will vest in increments of 20%, 21%, 15%, 22% and 22%, respectively, in connection with the conversion of the First through Fifth Tranches of Series B Subordinated Units. Upon vesting, the phantom series B subordinated units will be payable one-for-one by PAA in Series A Subordinated Units or Common Units of PNG it receives upon conversion of the Series B Subordinated Units. Any of these phantom series B subordinated units that have not vested as of December 31, 2018 will be automatically cancelled on such date.

(4)                      Represents the first tranche of phantom units granted under our Long Term Incentive Plan. These phantom unit awards will vest 30% on the date we pay an annualized distribution of $1.45 per unit; 30% on the date we pay an annualized distribution of $1.50 per unit; and 40% on the date we pay an annualized distribution of $1.55 per unit. Fifty percent of any unvested phantom units that remain outstanding as of the November 2016 distribution date will vest on such date and the remaining 50% will be forfeited. These awards have associated DERs that became payable 30% beginning in February 2012, with the remainder becoming payable 30% beginning in May 2013 and 40% beginning in May 2014. Upon vesting, the phantom units are payable on a one-for-one basis in common units. Associated DERs terminate when the underlying phantom units vest or are forfeited.

(5)                      Represents the second tranche of phantom units granted under our Long Term Incentive Plan. One hundred percent of the phantom units will vest upon conversion of our Series A Subordinated Units into Common Units. Conversion of the Series A Subordinated Units is subject to certain performance conditions set forth in our partnership agreement. Unvested phantom units that remain outstanding as of January 1, 2018 will expire. DERs associated with these awards began to accrue in February 2012 and were paid 50% on each distribution date in 2012 with the remaining 50% payable in February 2013. Beginning in February 2013, 100% of the DERs will become currently payable. Upon vesting, the phantom units are payable on a one-for-one basis in common units. Associated DERs terminate when the underlying phantom units vest or are forfeited.

(6)                      Represents Class B units of PNGS GP LLC. held by Mr. Liollio as of December 31, 2012. As of December 31, 2012, none of the Class B units had been earned or vested and in February 2013, these Class B units were canceled.

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

Potential Payments upon Termination or Change-in-Control

The following table sets forth potential amounts payable to the Dedicated Named Executive Officers upon termination of employment under various circumstances, and as if terminated on December 31, 2012. Potential amounts payable with respect to equity awards are based on the terms of phantom unit awards outstanding at December 31, 2012. Information with respect to potential payments to Messrs. Armstrong and Swanson upon termination of employment is contained in PAA’s Annual Report on Form 10-K for the year ended December 31, 2012.

	By Reason of Death ($)	By Reason of Disability ($)	By Company without Cause ($)	By Executive with Good Reason ($)	In Connection with a Change In Control ($)
Dean Liollio
Equity Compensation (1)(2)(3)	2,600,325	2,600,325	1,000,125	N/A	4,000,500
Class B Units (4)	N/A	N/A	N/A	N/A	162,856
Total	2,600,325	2,600,325	1,000,125	N/A	4,163,356

Donald C. O’Shea
Equity Compensation (1)(2)(3)	185,738	185,738	71,438	N/A	285,750
Total	185,738	185,738	71,438	N/A	285,750

(1)                      The letters evidencing the phantom unit grants held by Messrs. Liollio and O’Shea on December 31, 2012 provide that in the event of their death or disability (as defined below), all of their then outstanding phantom units and any associated DERs would be deemed nonforfeitable and would vest on the distribution date on which the vesting criteria is met. For this purpose “disability” means a physical or mental infirmity that impairs the ability substantially to perform duties for a period of eighteen (18) months or that the general partner otherwise determines constitutes a disability. Assuming that death or disability occurred on December 31, 2012, all phantom units and the associated DERs held by Messrs. Liollio and O’Shea would have become nonforfeitable effective as of December 31, 2012, and would have vested according to the vesting terms described in footnotes 4 and 5 to the Outstanding Equity Awards at Fiscal Year-End table.

The dollar value given assumes that all performance thresholds would be timely achieved if deemed probable of occurrence as of December 31, 2012, and is based on the market value of PNG’s common units on December 31, 2012 ($19.05 per unit) without discount for service period. At December 31, 2012, an annualized distribution level of $1.45 and conversion of the series A subordinated units were deemed probable of occurrence. As a result, 30% of the first tranche phantom unit grants were assumed to eventually vest, and all of the second tranche phantom unit grants were assumed to eventually vest.

(2)                      The letters evidencing the phantom unit grants held by Messrs. Liollio and O’Shea on December 31, 2012 provide that in the event their employment is terminated other than in connection with a change of control (as defined in footnote 3 below) or by reason of death, disability (as defined in footnote 1 above), all of the phantom units and any associated DERs (regardless of vesting) then outstanding under such phantom unit grants would automatically be forfeited as of the date of termination; provided, however, that with respect to the second tranche phantom units, if their employment is terminated other than for cause (as defined in footnote 3 below) (i) on or prior to the May 2013 distribution date, 50% of any unvested second tranche phantom units would be deemed nonforfeitable and would vest on the next following distribution date and (ii) after the May 2013 distribution date, 100% of any unvested second tranche phantom units would be deemed nonforfeitable and would vest on the next following distribution date. Assuming that Messrs. Liollio and O’Shea had been terminated without cause on December 31, 2012, 50% of their second tranche phantom units would have become nonforfeitable and would have vested on February 14, 2013.

(3)                      The letters evidencing the phantom unit grants held by Messrs. Liollio and O’Shea on December 31, 2012 provide that in the event of a change in status (as defined below), all of the then outstanding phantom units and associated DERs would be deemed nonforfeitable, and such phantom units would vest in full (i.e., the phantom units would become payable in the form of one common unit per phantom unit) upon the next following distribution date. Assuming the change in status occurred on December 31, 2012, all outstanding phantom units and the associated DERs would have become nonforfeitable as of such date, and such phantom units would have vested on February 14, 2013. The dollar value given is based on the market value of PNG’s common units on December 31, 2012 ($19.05 per unit) without discount for service period.

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

(4)                      Pursuant to Mr. Liollio’s Class B Restricted Units Agreement, upon the occurrence of a Change in Control (defined below), any earned Class B units (and any Class B units that will become earned in less than 180 days) become vested units and, to the extent any Class B units remain unearned, an incremental 25% of the number of Class B units originally granted becomes vested. As of December 31, 2012, none of the Class B units held by Mr. Liollio had been earned or will become earned in less than 180 days. Assuming a Change in Control on December 31, 2012, 25% of the Class B units held by Mr. Liollio would become vested. The value of such Class B units as reflected in the table is based on the grant date fair value computed in accordance with FASB ASC Topic 718 assuming that the highest level of performance conditions will be met. In February 2013, these Class B units were canceled.

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

Confidentiality, Non-Compete and Non-Solicitation Arrangements

Mr. Liollio has agreed to maintain the confidentiality of PAA and PNG information for a period of two years after the termination of his employment. He has also agreed not to solicit customers or employees for a period of two years following termination of his employment.

Compensation of Directors

The following table sets forth a summary of the compensation paid to each person who served as a non-employee director of our general partner in 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Victor Burk	65,000	68,625	133,625
Bobby S. Shackouls	55,000	68,625	123,625
Arthur L. Smith	55,000	68,625	123,625

(1)                      The dollar value of LTIPs granted during 2012 is based on the grant date fair value computed in accordance with FASB ASC Topic 718. In connection with the August 2012 vesting of director LTIP awards, Messrs. Burk, Shackouls and Smith each were granted 3,750 units by virtue of the automatic re-grant feature of the vested awards. As of December 31, 2012, the number of outstanding LTIPs held by Messrs. Burk, Shackouls and Smith was 15,000 each.

Each director of PNGS GP LLC who is not an employee of Plains All American GP LLC is reimbursed for any travel, lodging and other out-of-pocket expenses related to meeting attendance or otherwise related to service on the board (including, without limitation, reimbursement for continuing education expenses). Each non-employee director is paid an annual retainer fee of $40,000. Messrs. Armstrong, Pefanis, Swanson and Liollio are otherwise compensated for their services as employees and therefore receive no separate compensation for their services as directors. In addition to the annual retainer, the chairman of the audit committee receives $25,000 annually, and the other members of the audit committee receive $15,000 annually, in each case, in addition to the annual retainer. During 2012, Mr. Burk served as chairman of the audit committee.

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

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Our common units and series A and series B subordinated units outstanding represent 98% of our equity (limited partner interest). The 2% general partner interest and all of our incentive distribution rights are owned by our general partner, PNGS GP LLC. The following table sets forth the beneficial ownership of limited partner units held by beneficial owners of 5% or more of the units, directors, the Named Executive Officers, and all directors and executive officers as a group as of February 15, 2013.

Name of Beneficial Owner	Common Units		Percentage Of Common Units	Series A Subordinated Units	Percentage of Series A Subordinated Units	Series B Subordinated Units	Percentage of Series B Subordinated Units	Percentage of Total Common and Subordinated Units
Plains All American Pipeline, L.P. 333 Clay Street, Suite 1600 Houston, TX 77002	28,155,526		47.6%	11,934,351	100%	13,500,000	100%	63.3%
Janus Capital Management LLC 151 Detroit St. Denver, CO 80206	4,320,450	(1)	7.3%	—	—	—	—	5.1%
Greg L. Armstrong	162,000	(2)(3)	*	—	—	—	—	*
Harry N. Pefanis	117,000	(2)	*	—	—	—	—	*
Al Swanson	50,844	(2)	*	—	—	—	—	*
Dean Liollio	26,700	(4)	*	—	—	—	—	*
Donald C. O’Shea	—		—	—	—	—	—	—
Victor Burk	9,438	(4)	*	—	—	—	—	*
Bobby S. Shackouls	8,438	(4)	*	—	—	—	—	*
Arthur L. Smith	5,625	(4)	*	—	—	—	—	*
All directors and executive officers as a group (9 persons)	400,045	(4)(5)	*	—	—	—	—	*

*                          Less than 1%

(1)                        This information has been derived from a Schedule 13G filed with the SEC on February 14, 2013.

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

(5)                         As of February 15, 2013, no units were pledged by directors or Named Executive Officers. Certain of the directors and Named Executive Officers hold units in marginable broker’s accounts, but none of the units were margined as of February 15, 2013.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2013. For a description of these plans, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Our General Partner — Equity-Based Long-Term Incentive Plan.”

Plan Category	Number of Units to be Issued upon Exercise/Vesting of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Units Remaining Available for Future Issuance under Equity Compensation Plans (c)
Equity compensation plans approved by unitholders:
Long Term Incentive Plan	525,000	(1)	N/A	(2)	2,452,499	(1)(3)
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

Item 13.                                    Certain Relationships and Related Transactions, and Director Independence

For a discussion of director independence, see Item 10. “Directors and Executive Officers of Our General Partner and Corporate Governance.”

Our General Partner

Our operations and activities are managed by our general partner. The officers of our general partner are employed by PAA’s general partner and manage the day-to-day affairs of our business. Certain of our officers devote a substantial portion of their time to managing our business, while other officers have responsibilities for both us and PAA. We also utilize a significant number of employees of PAA’s general partner to operate our business and provide us with general and administrative services. We reimburse PAA for all expenses incurred on our behalf (other than expenses related to the Class B units of our general partner or Special PAA Awards). Total costs reimbursed by us to PAA for the year ended December 31, 2012 were approximately $16.4 million.

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

The following table illustrates the allocation of aggregate distributions at different per-unit levels (dollars in thousands):

Annual LP Distribution Per Unit	Distribution to LP Unitholders(1)	Distribution to GP(1)(2)	Total Distribution(1)(2)	GP % of Total Distribution
$1.35	$96,038	$1,960	$97,998	2.0%
$1.40	$99,595	$2,588	$102,183	2.5%
$1.45	$103,152	$3,215	$106,367	3.0%
$1.50	$106,709	$4,010	$110,719	3.6%
$1.55	$110,266	$5,196	$115,462	4.5%
$1.60	$113,823	$6,382	$120,205	5.3%
$1.65	$117,380	$7,567	$124,947	6.1%

(1)                      Based on 71,139,426 Common Units and Series A Subordinated Units outstanding at February 15, 2013. Does not include Series B Subordinated Units. An increase in the number of units outstanding would increase both the distribution to unitholders and the distribution to the general partner for any given level of distribution per unit.

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

Class B Units of Our General Partner and Special PAA Awards

In 2010, our general partner issued “Class B” units of PNGS GP LLC to certain of our officers in order to create additional long-term incentives for, and encourage the retention of, our management. The terms and structure of such awards were based on our outlook for the natural gas storage market and related growth expectations as of early 2010. In February 2013, our general partner determined that the Class B units were not serving their intended purpose due to the extended deterioration in market conditions for natural gas storage operators and the resulting low likelihood of achieving the distribution performance benchmarks required for vesting, which ranged from $2.00 to $2.70 per common unit. As a result, all of the existing Class B unit awards were canceled. In order to encourage the retention of the holders of such canceled awards and provide them with long term performance incentives that take into account our current outlook for the natural gas storage market, PAA’s general partner has authorized the issuance of Special PAA Awards to such officers. In general, the Special PAA Awards, the entire economic burden of which will be borne by PAA and does not impact our cash or units outstanding, entitle the holder to receive common units of PAA and related distribution equivalent rights subject to various conditions and restrictions, including the achievement of specified distribution levels by both PNG and PAA and the fulfillment of certain minimum service period requirements.

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

Potential PAA Financial Support

PAA may elect, but is not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate PAA’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between PAA and us as fair to our unitholders. As further defined in our partnership agreement, potential PAA financial support can include, but is not limited to, (i) our issuance of common units to PAA, (ii) our borrowing of funds from PAA or (iii) guaranties or trade credit support provided by PAA to support the ongoing operations of us or our subsidiaries. We have no obligation to seek financing or support from PAA or to accept such financing or support if offered to us.

During 2012, PAA issued $15 million of parental guarantees to third parties on behalf of PNG Marketing. No amounts were due to PAA as of December 31, 2012 under such guarantees and no payments were made to PAA under such guarantees during 2012.  We pay a minimum quarterly fee of $12,500 to PAA to cover PAA’s administrative costs of providing such guarantees. During 2012, we incurred approximately $71,600 of expense under our obligation to reimburse PAA for administrative costs incurred in conjunction with providing parental guarantees on our behalf.

Intercompany Note with PAA

In February 2011, in connection with our Southern Pines Acquisition, PAA provided debt financing to us in the form of a $200 million three-year senior unsecured loan bearing interest at 5.25%.  The note payable to PAA was amended in June 2012 to extend the maturity date from February 9, 2014 to June 1, 2015 and to reduce the interest rate from 5.25% to 4.00% to reflect market improvement in interest rates.

Natural Gas Services Agreement and Related Transactions

In January and July of 2011, we sold a total of approximately 45 acres of land located in Acadia Parish, Louisiana to Plains Gas Solutions, LLC (“PGS LLC”, formerly known as CDM Max, LLC), a subsidiary of PAA, to be used for the development of a natural gas processing plant. The aggregate sales price of approximately $109,000 was based on a third party appraisal and the sale was made on an “as is, where is” basis without any representations or warranties by us. Effective July 1, 2011, we also entered into a Facilities Interconnect Agreement, Natural Gas Services Agreement, and Assignment and Bill of Sale with PGS LLC. Pursuant to these agreements, (i) our Pine Prairie subsidiary and PGS LLC agreed upon the terms pursuant to which PGS LLC would be allowed to connect its natural gas processing facility to Pine Prairie’s header system, including the agreement by Pine Prairie to reimburse PGS LLC for approximately $1.5 million of capital costs associated with construction of certain of such interconnect facilities, (ii) PGS LLC agreed to provide certain gas handling services to our Pine Prairie facility and pay a fixed $125,000 per month access fee in exchange for the right to process any volumes delivered to its facility by Pine Prairie and retain for its own account any liquefiable hydrocarbons extracted therefrom, and (iii) we sold two inactive and unused pipeline segments located near PGS LLC’s facility to PGS LLC in exchange for nominal consideration and without warranties of any kind. The Natural Gas Services Agreement has an initial term of 10 years and is subject to annual renewals thereafter. As a result of an incident and fire that occurred at PGS LLC’s natural gas processing plant in February 2012, the plant is not currently operational.  Under the terms of the Natural Gas Services Agreement, PGS LLC remains obligated to pay the fixed monthly access fee to us for the duration of the agreement to compensate us for capital investments made to facilitate terms of the agreement.  Access fee revenues under the Natural Gas Services Agreement were approximately $1.5 million for the year ended December 31, 2012.

Natural Gas Sales

During 2012, we recognized approximately $0.2 million of revenues from sales of natural gas to PGS LLC.

Firm Storage Agreements with PAA

In January 2013, our Pine Prairie subsidiary entered into two 10 Bcf firm storage agreements with PNG Marketing, and PNG Marketing agreed to “release” the capacity under such agreements to a subsidiary of PAA pursuant to applicable FERC rules and regulations.  Both firm storage agreements are market based agreements in terms of lease rates and other terms, with one of the agreements having a two year term commencing March 31, 2013 and the other having a three year term starting on the same date.  The PAA subsidiary will make all required payments under the firm storage agreements directly to our Pine Prairie subsidiary.  Excluding variable payments that will depend on the use of the firm storage capacity, the total fixed payments required to be made by the applicable PAA subsidiary to our Pine Prairie subsidiary during the life of the two storage agreements is approximately $49 million. PNG Marketing will manage the storage capacity on behalf of the PAA subsidiary on a cost reimbursement basis.

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

If a conflict or potential conflict of interest arises between the Partnership and our general partner, the resolution of any such conflict or potential conflict should be addressed by the board in accordance with the provisions of the Partnership Agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board of directors of our general partner or by a “conflicts committee” meeting the definitional requirements for such a committee under the Partnership Agreement.

Pursuant to our Code of Business Conduct, any executive officer must avoid conflicts of interest unless approved by the board of directors of our general partner.

In the case of any sale of equity by the Partnership in which an owner or affiliate of an owner of our general partner participates, our practice is to obtain approval of the board for the transaction. The board will typically delegate authority to set the specific terms to a pricing committee, consisting of the CEO and one independent director. Actions by the pricing committee require unanimous approval of such committee.

Item 14.                                    Principal Accountant Fees and Services

The following table details the aggregate fees billed directly to us for professional services rendered by our independent auditor (in millions):

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Audit fees(1)	$0.7	$0.7
Audit-related fees	—	—
Tax fees(2)	0.3	0.3
All other fees	—	—
Total	$1.0	$1.0

(1)                      Audit fees primarily relate to our annual audit (including internal control evaluation and reporting) and work performed on securities registration and other filings with the Securities and Exchange Commission.

(2)                      Tax fees primarily consist of those associated with tax processing as well as the preparation of Forms K-1 for our unitholders.

Pre-Approval Policy

As discussed above, we have an audit committee that reviews our external financial reporting, engages our independent auditors and reviews the adequacy of our internal accounting controls. All services provided by our independent auditor are subject to pre-approval by our audit committee. The audit committee has instituted a policy that describes certain pre-approved non-audit services. We believe that the description of services is designed to be sufficiently detailed as to particular services provided, such that (i) management is not required to exercise judgment as to whether a proposed service fits within the description and (ii) the audit committee knows what services it is being asked to pre-approve. The audit committee is informed of each engagement of the independent auditor to provide services under the policy. All services provided by our independent auditor during the years ended December 31, 2012 and 2011 were approved in advance by our audit committee.

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

PAA NATURAL GAS STORAGE, L.P.

By: PNGS GP LLC, its general partner

Date: February 27, 2013	By:	/s/ Greg L. Armstrong
	Name:	Greg L. Armstrong
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2013	By:	/s/ Dean Liollio
	Name:	Dean Liollio
	Title:	President

Date: February 27, 2013	By:	/s/ Al Swanson
	Name:	Al Swanson
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Greg L. Armstrong	Chairman of the Board, Chief Executive Officer
Greg L. Armstrong	and Director of PNGS GP LLC	February 27, 2013
(Principal Executive Officer)

/s/ Dean Liollio	President and Director of	February 27, 2013
Dean Liollio	PNGS GP LLC

/s/ Al Swanson	Executive Vice President, Chief Financial
Al Swanson	Officer and Director of PNGS GP LLC	February 27, 2013
(Principal Financial Officer)

/s/ Donald C. O’Shea	Controller and Chief Accounting Officer of	February 27, 2013
Donald C. O’Shea	PNGS GP LLC (Principal Accounting Officer)

/s/ Harry N. Pefanis	Vice Chairman and Director of	February 27, 2013
Harry N. Pefanis	PNGS GP LLC

/s/ Victor Burk	Director of	February 27, 2013
Victor Burk	PNGS GP LLC

/s/ Bobby S. Shackouls	Director of	February 27, 2013
Bobby S. Shackouls	PNGS GP LLC

/s/ Arthur L. Smith	Director of	February 27, 2013
Arthur L. Smith	PNGS GP LLC

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Partnership’s internal control over financial reporting. Based on that evaluation, management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-3.

/s/ GREG L. ARMSTRONG
Greg L. Armstrong Chairman of the Board, Chief Executive Officer and Director of PNGS GP LLC (Principal Executive Officer)

/s/ AL SWANSON
Al Swanson
Executive Vice President and Chief Financial Officer of PNGS GP LLC
(Principal Financial Officer)

February 27, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner and Unitholders of

PAA Natural Gas Storage, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of changes in partners’ capital, of comprehensive income, and of changes in accumulated other comprehensive income, present fairly, in all material respects, the financial position of PAA Natural Gas Storage, L.P. and subsidiaries (the “Partnership”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2013

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	As of December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$650	$496
Trade accounts receivable and other receivables, net	25,993	33,600
Natural gas inventory	59,685	50,942
Other current assets	8,065	8,917
Total current assets	94,393	93,955

PROPERTY AND EQUIPMENT	1,363,525	1,311,553
Less: Accumulated depreciation, depletion and amortization	49,607	31,140
	1,313,918	1,280,413
OTHER ASSETS
Base gas	54,091	48,432
Goodwill	325,470	325,470
Intangibles and other assets, net	81,197	101,729
Total other assets, net	460,758	475,631
Total assets	$1,869,069	$1,849,999

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,621	$42,180
Short-term debt	76,715	67,992
Total current liabilities	104,336	110,172

LONG-TERM LIABILITIES
Note payable to PAA	200,000	200,000
Long-term debt under credit agreements	305,385	253,508
Other long-term liabilities	8,406	693
Total long-term liabilities	513,791	454,201
Total liabilities	618,127	564,373

COMMITMENTS AND CONTINGENCIES (NOTE 14)

PARTNERS’ CAPITAL
Common unitholders (59,205,075 units issued and outstanding at December 31, 2012)	1,013,848	1,037,161
Subordinated unitholders (25,434,351 units issued and outstanding at December 31, 2012)	225,123	230,359
General partner	28,737	28,156
Accumulated other comprehensive income/(loss)	(16,766)	(10,050)
Total partners’ capital	1,250,942	1,285,626
Total liabilities and partners’ capital	$1,869,069	$1,849,999

The accompanying notes are an integral part of these consolidated financial statements.

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Year Ended December 31,
	2012	2011	2010
REVENUES
Firm storage services	$143,810	$136,181	$90,965
Hub services	10,888	9,806	6,190
Natural gas sales	229,075	193,031	—
Other	3,890	3,946	3,132
Total revenues	387,663	342,964	100,287

COSTS AND EXPENSES
Storage-related costs	21,216	26,608	25,833
Natural gas sales costs	216,386	183,408	—
Field operating costs	12,368	11,621	7,242
General and administrative expenses	19,148	22,566	15,965
Depreciation, depletion and amortization	37,546	33,714	14,119
Total costs and expenses	306,664	277,917	63,159

OPERATING INCOME	80,999	65,047	37,128

OTHER INCOME/(EXPENSE)
Interest expense (net of capitalized interest of $7,335, $10,925 and $7,595, respectively)	(7,701)	(5,354)	(7,323)
Other income/(expense), net	5	5	(18)
NET INCOME	$73,303	$59,698	$29,787

NET INCOME AVAILABLE TO LIMITED PARTNERS (1)	$70,511	$57,905	$23,822

NET INCOME PER LIMITED PARTNER UNIT (1)
Common and Series A subordinated units (2) (Basic)	$0.99	$0.85	$0.54
Common and Series A subordinated units (2) (Diluted)	$0.99	$0.85	$0.54
WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING
Common and Series A subordinated units (2) (Basic)	71,133	68,250	44,375
Common and Series A subordinated units (2) (Diluted)	71,253	68,267	44,383

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

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$73,303	$59,698	$29,787
Other comprehensive income/(loss)	(6,716)	(8,461)	(1,589)
Comprehensive income	$66,587	$51,237	$28,198

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED

OTHER COMPREHENSIVE INCOME/(LOSS)

(in thousands)

Total
Balance, December 31, 2009	$—

Reclassification adjustments	(816)
Deferred gain/(loss) on cash flow hedges, net	(773)
Total period activity	(1,589)
Balance, December 31, 2010	$(1,589)

Reclassification adjustments	(24,260)
Deferred gain/(loss) on cash flow hedges, net	15,799
Total period activity	(8,461)
Balance, December 31, 2011	$(10,050)

Reclassification adjustments	(10,327)
Deferred gain/(loss) on cash flow hedges, net	3,611
Total period activity	(6,716)
Balance, December 31, 2012	$(16,766)

The accompanying notes are an integral part of these consolidated financial statements.

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:	$73,303	$59,698	$29,787
Adjustments to reconcile to cash flow from operations
Depreciation, depletion and amortization	37,546	33,714	14,119
Gain on sale of base gas	—	(870)	—
Equity compensation expense	4,578	4,174	2,747
Non-cash interest expense on borrowings from parent, net	—	—	5,081
Unrealized (gain)/loss on derivative instruments	(127)	(138)	(370)
Change in assets and liabilities, net of acquisitions:
Trade accounts receivable and other	892	(17,214)	(5,264)
Natural gas inventory	(7,325)	(54,796)	—
Accounts payable and other current liabilities	(4,415)	19,326	(1,739)
Net cash provided by operating activities	104,452	43,894	44,361
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisition, net of cash acquired	—	(744,186)	—
Additions to property and equipment	(55,617)	(82,064)	(74,268)
Change in restricted cash	—	20,000	(20,000)
Net cash received/(paid) for sales and purchases of base gas	(3,888)	(4,259)	(9,488)
Other investing activities	1	235	176
Net cash used in investing activities	(59,504)	(810,274)	(103,580)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit agreements	329,750	537,200	322,200
Repayments of borrowings under credit agreements	(269,150)	(475,600)	(62,300)
Borrowings from parent	—	200,000	24,000
Repayment of borrowings from parent	—	—	(468,364)
Net proceeds from the issuance of common units	—	587,342	268,168
Costs incurred in connection with financing arrangements	(387)	(2,571)	(2,441)
Contributions from general partner	4	12,004	1
Distributions paid to unitholders	(101,717)	(89,516)	(24,311)
Distributions paid to general partner	(2,964)	(2,266)	(496)
Distribution equivalent right payments	(330)	(63)	(16)
Net cash provided by/(used in) financing activities	(44,794)	766,530	56,441
Net increase/(decrease) in cash and cash equivalents	154	150	(2,778)
Cash and cash equivalents, beginning of period	496	346	3,124
Cash and cash equivalents, end of period	$650	$496	$346

Cash paid for:
Interest, net of amounts capitalized	$8,998	$5,323	$2,094
Income taxes, net of amounts refunded	$(707)	$—	$—
Non-cash investing and financing activities:
Increase/(decrease) in accrued capital expenditures	$(2,443)	$(1,638)	$(2,872)
Non-cash interest capitalized on borrowings from parent	$—	$—	$5,130

The accompanying notes are an integral part of these consolidated financial statements.

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND MEMBERS’ CAPITAL

(in thousands)

		Partners’ Capital				Accumulated
		Limited Partners				Other
	Members’		Subordinated		General	Comprehensive
	Capital	Common	Series A	Series B	Partner	Income/(Loss)	Total
Balance at December 31, 2009	$432,744	$—	$—	$—	$—	$—	$432,744

Net income prior to closing of initial public offering	5,428	—	—	—	—	—	5,428
Extinguishment of related party note payable to PAA	16,375	—	—	—	—	—	16,375
Contribution of net assets to PAA Natural Gas Storage, L.P.	(454,547)	205,422	158,088	78,888	12,149	—	—
Issuance of common units to public, net of offering and other costs	—	268,168	—	—	—	—	268,168
Modification of subordinated units	—	—	(22,903)	22,903	—	—	—
Equity compensation expense	—	369	—	—	1,446	—	1,815
Modification of LTIP awards	—	912	—	—	—	—	912
Net income subsequent to closing of intial public offering	—	16,971	6,851	—	537	—	24,359
Distributions to unitholders and general partner	—	(17,337)	(6,974)	—	(496)	—	(24,807)
Distribution equivalent rights paid or accrued	—	(16)	—	—	—	—	(16)
Contributions from general partner	—	—	—	—	1	—	1
Change in deferred gain/(loss) on cash flow hedges, net	—	—	—	—	—	(1,589)	(1,589)
Balance at December 31, 2010	$—	$474,489	$135,062	$101,791	$13,637	$(1,589)	$723,390

Net income	—	47,780	10,125	—	1,793	—	59,698
Issuance of common units to public, net of offering and other costs	—	587,342	—	—	12,000	—	599,342
Equity compensation expense	—	510	—	—	2,988	—	3,498
Distributions to unitholders and general partner	—	(72,897)	(16,619)	—	(2,266)		(91,782)
Distribution equivalent rights paid or accrued	—	(63)	—	—	—	—	(63)
Contributions from general partner	—	—	—	—	4	—	4
Change in deferred gain/(loss) on cash flow hedges, net	—	—	—	—	—	(8,461)	(8,461)
Balance at December 31, 2011	$—	$1,037,161	$128,568	$101,791	$28,156	$(10,050)	$1,285,626

Net income	—	59,136	11,830	—	2,337		73,303
Equity compensation expense	—	2,657	—	—	1,204	—	3,861
Distributions to unitholders and general partner	—	(84,651)	(17,066)	—	(2,964)	—	(104,681)
Distribution equivalent rights paid or accrued	—	(455)	—	—	—	—	(455)
Contributions from general partner	—	—	—		4		4
Change in deferred gain/(loss) on cash flow hedges, net	—	—	—	—	—	(6,716)	(6,716)
Balance at December 31, 2012	$—	$1,013,848	$123,332	$101,791	$28,737	$(16,766)	$1,250,942

The accompanying notes are an integral part of these consolidated financial statements.

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization, Nature of Operations and Basis of Presentation

PAA Natural Gas Storage, L.P. (the “Partnership” or “PNG”) is a Delaware limited partnership formed on January 15, 2010 to own the natural gas storage business of Plains All American Pipeline, L.P. (“PAA”). The Partnership is primarily a fee-based, growth-oriented partnership engaged in the ownership, acquisition, development, operation and commercial management of natural gas storage facilities.

We currently own and operate three natural gas storage facilities located in Louisiana, Mississippi and Michigan. Our Pine Prairie and Southern Pines facilities are recently constructed, high-deliverability salt cavern natural gas storage complexes located in Evangeline Parish, Louisiana and Greene County, Mississippi, respectively. Our Bluewater facility is a depleted reservoir natural gas storage complex located approximately 50 miles from Detroit in St. Clair County, Michigan. As of December 31, 2012, through these facilities, PNG had a total of nine operational salt storage caverns and two depleted reservoirs used for natural gas storage, with an aggregate owned working gas storage capacity of approximately 93 billion cubic feet (“Bcf”). During the second half of 2010, we formed PNG Marketing, LLC, a wholly owned commercial optimization company that captures short-term market opportunities by leasing a portion of our storage capacity and engaging in related commercial marketing activities.

On May 5, 2010, the Partnership completed its initial public offering (“IPO”) pursuant to which PAA sold an approximate 23.0% limited partner interest in the Partnership to the public. Immediately prior to the closing of the IPO, PAA and certain of its consolidated subsidiaries contributed 100.0% of the equity interests in PAA Natural Gas Storage, LLC (“PNGS”), the predecessor of the Partnership, and its subsidiaries to the Partnership. As of December 31, 2012, PAA owned approximately 64% of the equity interests in the Partnership, including our 2.0% general partner interest and limited partner interests consisting of 28,155,526 common units, 11,934,351 Series A subordinated units and 13,500,000 Series B subordinated units.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We make significant estimates with respect to: (i) unrealized gains and losses on derivative instruments (pursuant to guidance issued by the Financial Accounting Standards Board (“FASB”) regarding fair value measurements), (ii) accruals and contingent liabilities, (iii) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (iv) accruals related to incentive compensation, (v) valuation and recoverability of long-lived assets including property and equipment, intangible assets and goodwill, (vi) recognition of equity compensation plan expense, (vii) realization of benefits under tax abatement programs and (viii) depreciation, depletion and amortization expense. Although we believe these estimates are reasonable, actual results could differ from these estimates.

Revenue Recognition - Gas Storage Services

We provide various types of natural gas storage services to customers. Revenues from these activities are classified as firm storage services or hub services.

Firm storage services consist of:

(i)                      firm storage reservation fees — fixed monthly capacity reservation fees that are owed to us regardless of the actual storage capacity utilized by the customer. These fees are recognized in revenue ratably over the term of the contract regardless of the actual storage capacity utilized; this also includes seasonal “park and loan” services, pursuant to which a customer will pay fees for the “firm” right to store gas in (park), or borrow gas from (loan), our facilities on a seasonal basis; and

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

Revenue Recognition - Natural Gas Sales

Revenues from the sale of natural gas by PNG Marketing are recognized at the time title to the gas sold transfers to the purchaser, which generally occurs upon delivery of the gas to the purchaser or its designee. Natural gas sales also include applicable derivative gains and losses on commodity derivatives utilized by PNG Marketing in conjunction with natural gas sales activities. Any ineffectiveness on such derivatives designated as cash flow hedges, if any, is reflected as a component of other revenues in our consolidated statements of operations.

Revenue Recognition - Other Revenues

Other revenue includes revenues from the sale of crude oil and liquids produced in conjunction with the operation of our Bluewater facility, net of royalties and taxes, and an access fee payable by Plains Gas Solutions, LLC (formerly known as CDM Max, LLC) (See Note 12).

Storage-Related Costs

Storage-related costs consist of: (i) fees incurred to lease third party storage capacity and pipeline transportation capacity; and (ii) costs associated with certain loan services (See Note 5). These costs are incurred to increase our operational flexibility and enhance the services we offer our customers.

Natural Gas Sales Costs

Natural gas sales costs include (i) the cost of natural gas, (ii) fees incurred for third-party transportation of gas acquired and sold and (iii) brokerage fees and commissions. Such costs are generally recognized at the time natural gas is sold by PNG Marketing. Natural gas sales costs also include a portion of interest expense attributable to our hedged inventory (See Note 8). Natural gas sales costs for the years ended December 31, 2012 and 2011 includes approximately $1.2 million and $0.2 million, respectively, of allocated interest expense.

Field Operating Costs and General and Administrative Expenses

Field operating costs consist of various operating expenses, including power costs, telecommunications, payroll and benefit costs (including equity compensation expense) for field personnel, maintenance and integrity management costs, regulatory compliance, insurance and property taxes. General and administrative expenses consist primarily of payroll and benefit costs (including equity compensation expense), costs allocated to us from PAA (See Note 12), legal costs, acquisition-related expenses, contract and consultant costs and audit and tax fees.

Income and Other Taxes

No provision for U.S. federal income taxes related to our operations is included in our consolidated financial statements as we are treated as a partnership not subject to federal income tax and the tax effect of our activities accrues to our members. Although we are subject to state income taxes in some states, the impact was immaterial for all periods presented in our consolidated statements of operations.  Our Canadian marketing operations are subject to Canadian federal and provincial taxes.  Such amounts are reflected as a component of natural gas sales costs in our consolidated statements of operations and were immaterial for the years ended December 31, 2012 and 2011.

During the year ended December 31, 2012, we received payment of approximately $0.8 million related to an income tax receivable attributable to fiscal periods of our predecessor prior to our formation.

At December 31, 2012 and 2011, we have no material assets, liabilities or accrued interest associated with uncertain tax positions.

Cash and Cash Equivalents

Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. At December 31, 2012, cash and cash equivalents are concentrated in a single financial institution and at times may exceed federally insured limits. We periodically assess the financial condition of the financial institution and believe that our credit risk is minimal. In accordance with our policy, outstanding checks are classified as accounts payable rather than negative cash. As of December 31, 2012 and 2011, accounts payable included approximately $1.6 million and $2.2 million, respectively, of outstanding checks that were reclassified from cash and cash equivalents to accounts payable and accrued liabilities.

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

We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of an outstanding receivable balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method. As of December 31, 2012 and 2011, substantially all of our accounts receivable were current and we had no allowance for doubtful accounts. We have not had any material accounts receivable write-offs since our inception.

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

Asset Retirement Obligations

FASB guidance establishes accounting requirements for retirement obligations associated with tangible long-lived assets including (i) the timing of the liability recognition, (ii) initial measurement of the liability, (iii) allocation of asset retirement cost to expense, (iv) subsequent measurement of the liability and (v) financial statement disclosures. FASB guidance also requires that the cost for asset retirement should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

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

Impairment of Long-Lived Assets

Long-lived assets (including property and equipment) with recorded values that are not expected to be recovered through future cash flows are written down to estimated fair value in accordance with FASB guidance over the accounting for the impairment or disposal of long-lived assets. Under this guidance, a long-lived asset is tested for impairment when events or circumstances indicate that its carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized.

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

There were no impairments of long-lived assets in the 2012, 2011 or 2010 periods.

Environmental Matters

We record environmental liabilities when environmental assessments and/or remediation efforts are probable and we can reasonably estimate the costs. Generally, our recording of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Management is not aware of any association with any known material environmental liabilities as of December 31, 2012.

Other Significant Accounting Policies

See the respective footnotes for our accounting policies regarding (i) net income per limited partner unit, (ii) inventory and base gas, (iii) property and equipment, (iv) goodwill and other intangible assets, (v) derivative instruments and hedging activities, (vi) fair value measurements and (vii) equity compensation.

Recent Accounting Pronouncements

In July 2012, the FASB issued guidance intended to simplify the impairment test for indefinite-lived intangible assets other than goodwill by giving entities the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment testing. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets, or may bypass the qualitative assessment and proceed directly to the quantitative impairment test. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted in certain circumstances. We adopted this guidance on January 1, 2013. Our adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued an accounting standard update that will require disclosure of information to help reconcile differences in the offsetting requirements for assets and liabilities under U.S. GAAP and IFRS. Under this new guidance, entities are required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. Entities will need to provide the following enhanced disclosures for both assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. Accordingly, the adoption of this guidance is not expected to have a material impact on our financial position as this standard only impacts the presentation of such financial information. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We adopted this guidance on January 1, 2013. Our adoption did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2011, the FASB issued guidance to amend certain fair value measurement and disclosure requirements in an effort to improve consistency with international reporting standards.  The amendments generally clarify that the concepts of highest and best use and valuation premise in fair value measurement are relevant only when measuring the fair value of non-financial assets and are not relevant when measuring the fair value of financial assets or of liabilities.  In addition, the guidance expanded disclosure requirements associated with (i) unobservable inputs for Level 3 fair value measurements and (ii) items that are not measured at fair value in the financial statements, but for which fair value is required to be disclosed.  This guidance became effective prospectively for interim and annual reporting periods beginning after December 15, 2011.  We adopted this guidance on January 1, 2012.  Other than requiring additional disclosure, which is included in Note 8 and Note 10, our adoption did not have a material impact on our financial position, results of operations or cash flows.

Note 3—Acquisitions

On February 9, 2011, we completed the acquisition of SG Resources Mississippi, L.L.C., owner of the Southern Pines Energy Center natural gas storage facility (the “Southern Pines Acquisition”). The purchase price was approximately $765 million (approximately $750 million, net of cash and other working capital acquired). The purchase price included the release of restricted cash of approximately $20 million held in escrow prior to the closing of the acquisition.

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

Fair value allocated to intangible assets above is comprised of a tax abatement valued at approximately $15 million and customer contracts valued at approximately $77 million, which have lives ranging from 2 — 10 years. Amortization of customer contracts under the declining balance method of amortization was approximately $14.2 million and $12.8 million for the years ended December 31, 2012 and 2011 and is estimated to be approximately $13.3 million, $11.0 million and $8.3 million for the years ending December 31, 2013, 2014 and 2015, respectively.

In May 2011, we entered into an agreement with the former owners of SG Resources Mississippi, L.L.C. with respect to certain outstanding issues and purchase price adjustments as well as the distribution of the remaining 5% of the purchase price that was escrowed at closing (totaling $37.3 million). Pursuant to this agreement, we received approximately $10 million and the balance was remitted to the former owners. Funds received were used to fund anticipated facility development and other related costs identified subsequent to closing. Approximately $2.7 million of capital expenditures were incurred related to matters covered by the agreement through December 31, 2011. Remaining amounts, included as a component of other long-term liabilities as of December 31, 2012, will be utilized to offset applicable cavern development expenditures as incurred. Any remaining amounts upon completion of applicable cavern development procedures will reduce goodwill. Additionally, as part of this agreement, the parties executed releases of any existing and future claims, subject to customary carve-outs.

As a result of the Southern Pines Acquisition, the Partnership became the owner, with the ability to remarket in the future, and ultimate obligor of the $100,000,000 Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (SG Resources Mississippi, LLC Project), Series 2009 and the $100,000,000 Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (SG Resources Mississippi, LLC Project), Series 2010 (collectively, the “GO Bonds”). These GO Bonds were originally issued to fund the expansion of the Southern Pines facility. We remarketed the GO Bonds in August 2011 (See Note 8).

In conjunction with the Southern Pines Acquisition, we arranged financing totaling approximately $800 million to fund the purchase price, closing costs and the first 18 months of expected expansion capital. The financing consisted of $200 million of borrowings under a promissory note from PAA (See Note 8) and approximately $600 million from the issuance of our common units (See Note 9).

During the year ended December 31, 2011, we incurred approximately $4.1 million of acquisition-related expenses associated with the Southern Pines Acquisition. Such costs are reflected as a component of general and administrative expenses in our consolidated statements of operations.

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

Selected unaudited pro forma results of operations for the years ended December 31, 2011 and 2010, assuming the Southern Pines Acquisition had occurred on January 1, 2010, are presented below (in thousands, except per unit amounts):

	Year Ended December 31,
	2011	2010
Total revenues	$346,927	$137,821
Net income (1)	$65,002	$40,998
Limited partner interest in net income (2)	$63,103	$35,279
Net income per limited partner unit (3)
Basic	$0.89	$0.49
Diluted	$0.89	$0.49

(1)        Amount for the 2010 period includes approximately $4.1 million of acquisition-related expenses associated with the Southern Pines Acquisition.

(2)        Amount for the 2010 period represents portion of net income attributable to limited partner interests for the period subsequent to the closing of our initial public offering on May 5, 2010.

(3)        Excludes Series B subordinated units. See Note 4, “Net Income per Limited Partner Unit.”

Note 4—Net Income Per Limited Partner Unit

Basic and diluted net income per limited partner unit is determined pursuant to the two-class method for Master Limited Partnerships as prescribed in FASB guidance.  The two-class method is an earnings allocation formula that is used to determine earnings to our general partner, limited partner unitholders and participating securities according to distributions pertaining to the current period’s net income and participation rights in undistributed earnings.  Under this method, all earnings are allocated to our general partner, limited partner unitholders and participating securities based on their respective rights to receive distributions, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.

The Partnership calculates basic and diluted net income per limited partner unit by dividing net income, after deducting the amount allocated to the general partner’s interest, incentive distribution rights (“IDRs”) and participating securities, by the basic and diluted weighted-average number of limited partner units outstanding during the period.  Participating securities include LTIP awards that have vested distribution equivalent rights, which entitle the grantee to a cash payment equal to the cash distribution paid on our outstanding common units.

Diluted net income per limited partner unit is computed based on the weighted-average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method.  Our LTIP awards that contemplate the issuance of common units are considered dilutive unless (i) vesting occurs only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied.  LTIP awards that are deemed to be dilutive are reduced by a hypothetical unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by FASB.

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the years ended December 31, 2012 and 2011 and for the period from May 5, 2010 (the closing of our initial public offering) through December 31, 2010 (amounts in thousands, except per unit data):

	Year Ended	Year Ended	May 5, 2010 to
	December 31, 2012	December 31, 2011	December 31, 2010
Net income	$73,303	$59,698	$24,359
Less: General partner’s incentive distribution (1)	888	611	51
Less: General partner’s 2.0% ownership interest	1,449	1,182	486
Less: Amounts attributable to participating securities (2)	455	—	—
Net income available to limited partners	$70,511	$57,905	$23,822

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income amongst limited partner interests:
Net income allocable to common units	$58,681	$47,780	$16,971
Net income allocable to Series A subordinated units	11,830	10,125	6,851
Net income allocable to Series B subordinated units (3)	—	—	—
Net income available to limited partners	$70,511	$57,905	$23,822

Denominator:
Basic weighted average number of limited partner units outstanding: (3)(4)(5)
Common units	59,199	56,316	31,586
Series A subordinated units	11,934	11,934	12,789
Series B subordinated units	13,500	13,500	12,645

Diluted weighted average number of limited partner units outstanding: (3)(4)(5)
Common units	59,319	56,333	31,594
Series A subordinated units	11,934	11,934	12,789
Series B subordinated units	13,500	13,500	12,645

Basic and diluted net income per limited partner unit: (3)(4)(5)
Common units	$0.99	$0.85	$0.54
Series A subordinated units	$0.99	$0.85	$0.54
Series B subordinated units	$—	$—	$—

(1)        Based on the amount of the distribution declared per common and Series A subordinated limited partner units related to earnings for the applicable periods, our general partner was not entitled to receive any incentive distributions prior to the fourth quarter of 2010.

(2)        Participating securities consist of LTIP awards (See Note 13) containing vested distribution equivalent rights which entitle the grantee to a cash payment equal to the cash distribution paid on our outstanding common units.

(3)        During all periods presented, our Series B subordinated units were not entitled to participate in our earnings, losses or distributions in accordance with the terms of our partnership agreement as necessary performance conditions have not been satisfied. As a result, no earnings were allocated to the Series B subordinated units in our determination of basic and diluted net income per limited partner unit for each of the periods presented.

(4)        The determination of diluted weighted average units outstanding excludes the impact of equity-classified LTIP awards (See Note 13) which contain provisions whereby vesting occurs only upon the satisfaction of a performance condition, none of which had been satisfied during any of the periods presented.

(5)        The conversion of (i) our Series A subordinated units to common units and (ii) our Series B subordinated units to Series A subordinated units or common units is subject to certain performance conditions. None of these performance conditions had been satisfied as of December 31, 2012 therefore, there is no dilutive impact of such units in our determination of diluted net income per limited partner unit for any of the periods presented.

Note 5—Inventory and Base Gas

Natural gas inventory is valued at the lower of cost or market, with cost determined using an average cost method within specified inventory pools. Lower of cost or market adjustments are reflected as a component of natural gas sales costs in our consolidated statements of operations and may be offset, to the extent applicable, by the recognition of unrealized gains on derivative instruments being utilized to hedge the future sales of our natural gas inventory.

Base gas represents natural gas which is necessary to operate our storage facilities. Base gas is carried at historical cost.  The level of necessary base gas fluctuates based on the utilization of our caverns and reservoirs. At times, dependent on market conditions and utilization of the facilities, base gas may be loaned to customers. We classify amounts outstanding under base gas loans as a component of base gas in our consolidated balance sheets as such gas will continue to be utilized as base gas, a long-term asset, upon settlement of the loans.

Inventory and base gas consisted of the following (natural gas volumes in thousands and carrying values in thousands):

	December 31, 2012			December 31, 2011
		Unit of	Carrying		Unit of	Carrying
	Volumes	Measure	Value (1)	Volumes	Measure	Value (1)
Inventory
Natural gas (2)(3)(4)	20,374	Mcf	$59,685	16,170	Mcf	$50,942
Base Gas
Natural gas (5)(6)	15,755	Mcf	54,091	14,105	Mcf	48,432
Total			$113,776			$99,374

(1)      Carrying value represents a weighted-average associated with various locations; accordingly, these values may not coincide with any published benchmarks for such products.

(2)       Includes fuel inventory held for operational purposes.

(3)       As of December 31, 2012 and 2011, the carrying value of natural gas inventory reflects lower of cost or market adjustments of approximately $4.3 million and $6.0 million, respectively. Lower of cost or market adjustments are reflected as a component of natural gas sales costs in our consolidated statements of operations. The impact of such adjustments were substantially offset by the recognition of unrealized gains on derivative instruments (see Note 10) being utilized to hedge the future sales of our natural gas inventory.

(4)       Natural gas inventory balances exclude derivative gains and losses associated with settled derivatives which were entered into to hedge natural gas inventory purchases.  As of December 31, 2012, net deferred losses of approximately $9.1 million associated with settled derivatives are reflected as a component of accumulated other comprehensive income/(loss) in our consolidated balance sheets. Such amounts will be reclassified to earnings in conjunction with an earnings impact associated with the applicable inventory (typically when such inventory is sold).

(5)       Amounts include approximately 2.2 Bcf of native natural gas within depleted reservoirs that is ascribed zero value due to uncertainty regarding our ability to ultimately recover such gas.

(6)       As of December 31, 2012, we had outstanding loan agreements totaling approximately 5.6 Bcf of natural gas, all of which is scheduled to be returned to us in the first quarter of 2013 in accordance with the terms of the agreements.

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

During the year ended December 31, 2012, we purchased approximately 1.7 Bcf of base gas for approximately $8.2 million (including a net amount of approximately $2.8 million related to derivative settlements).

Net cash paid for base gas of approximately $4.3 million reflected on our consolidated statement of cash flows for the year ended December 31, 2011 consists of cash paid in conjunction with base gas purchases of approximately $8.9 million less cash received from base gas sales of approximately $4.6 million.

Net cash paid for base gas of approximately $3.9 million reflected on our consolidated statement of cash flows for the year ended December 31, 2012 consists of cash paid in conjunction with base gas purchases of approximately $8.2 million less cash received from base gas sales of approximately $4.3 million.

Accounts payable and accrued liabilities includes approximately $10.0 million and $15.7 million due to counterparties for natural gas purchases as of December 31, 2012 and 2011, respectively.

Note 6—Property and Equipment

In accordance with our capitalization policy, costs associated with acquisitions and improvements that expand our existing capacity, including related interest costs, are capitalized. In addition, we capitalize expenditures made for the purpose of maintaining or replacing the operating capacity, service capability and/or functionality of our existing assets. Repair and maintenance expenditures incurred in order to maintain the day-to-day operation of our existing assets are charged to expense as incurred. We also classify gains and losses on sales of assets and asset impairments as a component of depreciation, depletion and amortization in the consolidated statements of operations. There were no asset impairments and gains and losses on asset sales were not material during any of the periods presented.

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

Property and equipment, net is stated at cost and consisted of the following at December 31, 2012 and 2011 (in thousands):

	Lives	As of December 31,
	(In Years)	2012	2011
Natural gas storage facilities and equipment	50 to 70	$1,168,449	$1,012,405
Office property, equipment and other	3 to 5	955	48
Oil and gas properties	n/a	1,986	1,986
Land	n/a	8,288	8,288
Construction work in progress	n/a	183,847	288,826
		1,363,525	1,311,553
Less: Accumulated depreciation and depletion		49,607	31,140
Property and equipment, net		$1,313,918	$1,280,413

Depreciation and depletion expense related to our property and equipment for the years ended December 31, 2012, 2011 and 2010 was approximately $18.5 million, $16.3 million and $11.8 million, respectively.

At December 31, 2012 and 2011, the property and equipment balance includes approximately $0.7 million and $3.0 million, respectively, of accrued costs. Such amounts are reflected as a component of accounts payable and accrued liabilities in our consolidated balance sheets.

During the year ended December 31, 2011, we received cash of approximately $7.2 million under a state incentive program for jobs creation. This incentive payment, which was determined based on applicable capital expenditures, was accounted for as a refund of sales tax previously paid and reduced the carrying value of our applicable property and equipment.

Capitalized interest during the years ended December 31, 2012, 2011 and 2010 was approximately $7.3 million, $10.9 million and $7.6 million, respectively.

Note 7—Goodwill and Intangible Assets

We test goodwill at least annually and on an interim basis if a triggering event occurs to determine whether an impairment has occurred. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. Our reporting units are our operating segments. Our operating segments are our Bluewater facility, our Pine Prairie facility and our Southern Pines facility (See Note 16). It is a two step process to test goodwill for impairment. In Step 1, we compare the fair value of the reporting unit with the respective book values, including goodwill. When the fair value is greater than book value, then the reporting unit’s goodwill is not considered impaired. If the book value is greater than fair value, then we proceed to Step 2. In Step 2, we compare the implied fair value of the reporting unit’s goodwill with the book value. A goodwill impairment loss is recognized if the carrying amount exceeds its fair value. We test goodwill at least annually on June 30 of each year to determine if an impairment has occurred. There were no goodwill impairments during the 2012, 2011 and 2010 periods.

We amortize finite lived intangible assets over our best estimate of their useful life and in the periods that we estimate that the economic benefits of the intangible assets are realized. An impairment loss is recognized for intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. Other than the customer contracts which were acquired in conjunction with the Southern Pines Acquisition (See Note 3), intangible assets are generally amortized on a straight-line basis.

The table below reflects our changes in goodwill (in thousands):

Balance at December 31, 2010	$24,966
Southern Pines Acquisition (See Note 3)	300,504
Balance at December 31, 2011	$325,470
Balance at December 31, 2012	$325,470

Intangibles and other assets, net consisted of the following at December 31, 2012 and 2011 (in thousands):

	Lives	As of December 31,
	(In Years)	2012	2011
Customer contracts	2 to 10	$76,536	$76,536
Property tax abatements	7 to 13	38,252	38,252
Debt issue costs	5	4,124	3,802
Other long-term assets	n/a	310	2,201
Total intangible assets		119,222	120,791
Less: Accumulated amortization		38,025	19,062
Total intangible assets, net of amortization		$81,197	$101,729

Our tax abatement agreements provide for the reduction, abatement or deferral of certain taxes other than income taxes (including ad valorem property taxes, sales and use taxes, inventory taxes and various assessments or charges) in exchange for certain payments or undertakings on our part.  If future events result in these agreements not being honored by the applicable tax authorities or we are otherwise unable to realize the benefits we believe we are entitled to under these agreements, we may be (i) subject to additional and unanticipated cash payments and expenses, (ii) unable to recover previous payments made under these agreements (including any payments made to facilitate the enforcement of our rights under these agreements) and (iii) required to recognize an impairment charge associated with all or a portion of our intangible assets related to such agreements (See Notes 3 and 14 for further discussion regarding our tax abatement agreements).

Accumulated amortization of intangible assets consisted of the following at December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Customer contracts	$26,997	$12,797
Property tax abatements	9,882	5,969
Debt issue costs	1,146	296
Accumulated amortization	$38,025	$19,062

Amortization expense related to our intangible assets was approximately $19.0 million, $17.4 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. We estimate that our amortization expense related to our finite-lived intangible assets for the next five years will be as follows (in thousands):

2013	$17,991
2014	$15,691
2015	$12,991
2016	$10,067
2017	$8,513

Note 8—Debt

Debt consisted of the following at December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
SHORT-TERM DEBT
Senior unsecured revolving credit facility, bearing a weighted-average interest rate of 2.1% at both December 31, 2012 and December 31, 2011(1) (2)	$76,715	$67,992
Total short-term debt	76,715	67,992

LONG-TERM DEBT
Senior unsecured revolving credit facility, bearing a weighted-average interest rate of 2.1% at both December 31, 2012 and December 31, 2011(1) (2)	105,385	53,508
GO Bond Term Loans, bearing a weighted-average interest rate of 1.5% at both December 31, 2012 and December 31, 2011(2)	200,000	200,000
Promissory note due to PAA bearing interest of 4.0% and 5.25% at December 31, 2012 and December 31, 2011, respectively (2)	200,000	200,000
Total long-term debt	505,385	453,508
Total debt (1) (2)	$582,100	$521,500

(1)             We classify as short-term debt any borrowings under our senior unsecured revolving credit facility that have been designated as working capital borrowings and must be repaid within one year. Such borrowings are primarily related to a portion of our funded hedged natural gas inventory or NYMEX margin requirements. Approximately $1.2 million and $0.2 of interest expense attributable to such borrowings is reflected as a component of natural gas sales costs in our consolidated statements of operations for the years ended December 31, 2012 and 2011, respectively.

(2)             We estimate that the fair value of borrowings outstanding under our credit agreement (including the revolving credit facility and GO Bond Term Loans) and the PAA Promissory Note approximate carrying value due to the short maturity of both obligations and the variable interest rate terms set forth under our credit agreement. Our fair value estimate for amounts outstanding under our credit agreement is based upon observable market data and is classified within Level 2 of the fair value hierarchy. With regard to the PAA Promissory Note, our fair valuation estimation process incorporates our estimated credit spread, an unobservable input. As such, we consider this to be a Level 3 measurement within the fair value hierarchy.

$550 Million Senior Unsecured Credit Agreement

In August 2011, we entered into a five-year senior unsecured credit agreement, which initially provided for (i) $250 million under a revolving credit facility, with the ability to increase, at our election, to $450 million (subject to receipt of additional or increased lender commitments) and (ii) two $100 million term loan facilities (the “GO Zone Term Loans”) pursuant to the purchase, at par, of the GO Bonds we acquired in conjunction with the Southern Pines Acquisition (See Note 3). Borrowings under the revolving credit facility accrue interest, at our election, on either the Eurodollar Rate or the Base Rate, in each case plus an applicable margin. The GO Zone Term Loans accrue interest in accordance with the interest payable on the related GO Bonds purchased with respect thereto as provided in such GO Bonds and the GO Bonds Indenture pursuant to which such GO Bonds are issued and governed, which generally provides that interest on the outstanding principal amount of (i) the GO Bonds 2009 shall accrue at a rate per annum equal to 75% of the sum of (a) the one-month Eurodollar Rate, plus (b) an applicable margin and (ii) the GO Bonds 2010 shall accrue at a rate per annum equal to 67% of the sum of (a) the one-month Eurodollar Rate plus (b) an applicable margin. Fees on issued letters of credit accrue at the applicable margin for Eurodollar Rate Loans, and a commitment fee accrues at an applicable margin. The applicable margin used in connection with interest rates and fees is based on our consolidated leverage ratio (as defined in the agreement) at the applicable time. This credit agreement replaced our $400 million, three year senior unsecured revolving credit facility that was scheduled to mature in May 2013.

In June 2012, we partially exercised the accordion feature of our revolving credit facility, increasing borrowing capacity from $250 million to $350 million.  Also in June 2012, we reached an agreement with applicable lenders to amend certain terms and provisions of our senior unsecured credit agreement (the “Credit Agreement Amendment”).  Pursuant to the Credit Agreement Amendment, the revolving credit facility commitments may be further increased to $550 million, subject to, among other terms and conditions, obtaining additional or increased lender commitments. The Credit Agreement Amendment also provides for one or more one-year extensions of the maturity date of the revolving credit facility and the date (the “GO Bond Mandatory Put Date”) on which the Purchasers of the GO Bond Term Loans have the right to require the Partnership to repurchase such loans, in each case, subject to applicable lender approval and other terms and conditions set forth in the credit agreement, as amended.  The revolving credit facility will expire and all amounts outstanding under it will mature on August 19, 2016 unless, such maturity date is extended pursuant to the terms of the credit agreement, as amended, and the purchasers of the two GO Bond Term Loans have the right to put, at par, to the Partnership the GO Bond Term Loans on August 19, 2016 unless such GO Bond Mandatory Put Date is extended pursuant to the terms of the credit agreement, as amended. The maturity dates for the GO Bonds, which mature by their terms on May 1, 2032 and August 1, 2035, respectively, were not changed by the Credit Agreement Amendment.   Provisions of the credit agreement providing for the calculation and payment of interest or fees and regarding covenants,  including the financial covenants, events of default and lender remedies were substantially unchanged by the Credit Agreement Amendment, as were the terms  providing for the issuance of letters of credit.

Our credit agreement contains covenants and events of default which are substantially consistent with those contained in our previous credit facility. Our credit agreement restricts, among other things, our ability to make distributions of available cash to unitholders if any default or event of default, as defined in the credit agreement, exists or would result therefrom. In addition, the credit agreement contains restrictive covenants, including those that restrict our ability to grant liens, incur additional indebtedness, engage in certain transactions with affiliates, engage in substantially unrelated businesses, sell substantially all of our assets or enter into a merger or consolidation, and enter into certain burdensome agreements. In addition, the credit agreement contains certain financial covenants which, among other things, requires us to maintain a debt-to-EBITDA coverage ratio that will not be greater than 5.00 to 1.00 on outstanding debt (5.50 to 1.00 during an acquisition period) and also requires that we maintain an EBITDA-to-interest coverage ratio that will not be less than 3.00 to 1.00, as such terms are defined in the credit agreement.

As of December 31, 2012, borrowings of approximately $382.1 million were outstanding under our credit agreement, which includes approximately $182.1 million under the revolving credit facility. The weighted average interest rate on all borrowings outstanding under our credit agreement as of December 31, 2012 was approximately 1.9% (including commitment fees). As of December 31, 2012, borrowings of approximately $76.7 million under our revolving credit facility are classified as short-term debt. We classify as short-term debt any borrowings under our revolving credit facility which have been designated as working capital borrowings and must be repaid within one year. Such borrowings are primarily related to a portion of our funded hedged natural gas inventory.

Our revolving credit facility includes the ability to issue letters of credit. As of December 31, 2012, we had $10,000 of outstanding letters of credit under our revolving credit facility.

As of December 31, 2012, we were in compliance with the covenants required by our credit agreement.

Borrowings from PAA

On February 9, 2011, in connection with the Southern Pines Acquisition (See Note 3), the Partnership borrowed $200 million from PAA pursuant to a three-year promissory note bearing interest at an annual rate of 5.25% (the “PAA Promissory Note”). On June 1, 2012, the Partnership and PAA entered into an amendment (the “PAA Promissory Note Amendment”) to the PAA Promissory Note, which modified the terms of the PAA Promissory Note by (i) extending the scheduled maturity date from February 9, 2014 to June 1, 2015 and (ii) reducing the interest rate from 5.25% per annum to 4.00% per annum to reflect market improvement in interest rates. The remaining terms of the PAA Promissory Note were unchanged. Interest on the PAA Promissory Note is paid semiannually on the last business day of June and December.

Interest paid to PAA attributable to the PAA Promissory Note during the years ended December 31, 2012 and 2011 was approximately $9.0 million and $9.3 million, respectively.

Immediately prior to our initial public offering, approximately $484.8 million was outstanding on a related party note payable to PAA, which was entered into by our predecessor. The note accrued interest and was payable in kind, at a rate of 6.5%. As discussed in Note 9, net proceeds of our initial public offering, along with borrowings under the then outstanding credit facility, were used to repay approximately $468.4 million of the related party note. The remaining balance of approximately $16.4 million was extinguished and treated as a capital contribution by PAA as part of PAA’s initial investment in the Partnership.

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

In conjunction with the modifications of our credit agreement in June 2012 and August 2011, we incurred approximately $0.3 million and $2.4 million of debt issuance costs, respectively, which, together with the remaining unamortized debt issuance costs on our previous revolving credit facility, will be amortized over the term of our new credit agreement. Approximately $2.4 million of debt issuance costs were incurred during the year ended December 31, 2010 related to our previous credit facility. Additionally, we accelerated the recognition of approximately $0.1 million of debt issuance costs in August 2011 related to our previous credit facility attributable to certain lenders that did not participate in our current credit agreement.

Capitalized interest for the periods ended December 31, 2012, December 31, 2011 and December 31, 2010 was approximately $7.3 million, $10.9 million and $7.6 million, respectively.

Note 9—Partners’ Capital and Distributions

Outstanding Units

From the closing of our initial public offering on May 5, 2010 through December 31, 2012, changes in our issued and outstanding common, Series A subordinated and Series B subordinated units were as follows:

		Subordinated
	Common	Series A	Series B	Total
Balance, May 5, 2010	—	—	—	—

Initial public offering	31,584,529	13,934,351	11,500,000	57,018,880
Modification of subordinated units	—	(2,000,000)	2,000,000	—
Vesting of LTIP awards	1,876	—	—	1,876
Balance, December 31, 2010	31,586,405	11,934,351	13,500,000	57,020,756

Units issued in private placements	27,598,045	—	—	27,598,045
Vesting of LTIP awards	9,375	—	—	9,375
Balance, December 31, 2011	59,193,825	11,934,351	13,500,000	84,628,176

Vesting of LTIP awards	11,250	—	—	11,250
Balance, December 31, 2012	59,205,075	11,934,351	13,500,000	84,639,426

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

In February 2012, certain conversion terms of the Series B subordinated units were modified. As a result of this modification, the terms for conversion of the Series B subordinated units into Series A subordinated units upon satisfaction of the following operational and financial conditions are as follows:

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

Per unit cash distributions on our outstanding common and series A subordinated units and the portion of the distributions representing an excess over the minimum quarterly distribution (“MQD”) were as follows:

	2012		2011		2010(1)
	Distribution(2)	Excess over MQD	Distribution(2)	Excess over MQD	Distribution(2)	Excess over MQD
First Quarter	$0.35750	$0.02000	$0.34500	$0.00750	n/a	n/a
Second Quarter	$0.35750	$0.02000	$0.34500	$0.00750	n/a	n/a
Third Quarter	$0.35750	$0.02000	$0.34500	$0.00750	$0.21140	$—
Fourth Quarter	$0.35750	$0.02000	$0.35750	$0.02000	$0.33750	$—

(1)                Our common units did not commence trading until April 2010. The distribution paid during the third quarter of 2010 represents our minimum quarterly distribution prorated for the period from May 5, 2010 (date of closing of our initial public offering) through June 2010.

(2)                Distributions represent those declared and paid in the applicable period.

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

The following table details the distributions subsequent to our initial public offering (in thousands, except per unit amounts):

	Distributions Paid
		Series A				Distributions
	Common	Subordinated	General Partner			per limited
Year	Units	Units	Incentive	2%	Total	partner unit
2012	$84,651	$17,066	$1,004	$1,960	$104,681	$1.43
2011	$72,897	$16,619	$497	$1,769	$91,782	$1.39
2010(1)	$17,337	$6,974	$—	$496	$24,807	$0.55

(1)                Amounts for 2010 represent distributions paid attributable to periods subsequent to the closing of our initial public offering on May 5, 2010.

On January 7, 2013, we declared a cash distribution of $0.3575 per unit ($1.43 per unit on an annualized basis) on our outstanding common and Series A subordinated units. The distribution was paid on February 14, 2013 to unitholders of record on February 1, 2013, for the period October 1, 2012 through December 31, 2012. The total distribution paid was approximately $26.2 million, with approximately $21.2 million paid to our common unitholders, $4.3 million paid to our Series A subordinated unitholders and $0.5 million and $0.2 million paid to our general partner for its general partner and incentive distribution interests, respectively.

Note 10—Derivative Instruments and Risk Management Activities

We record all open derivative instruments on the balance sheet as either assets or liabilities measured at their fair value pursuant to FASB guidance. This guidance requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. For derivative instruments designated as cash flow hedges, the effective portion of the change in fair value is deferred in accumulated other comprehensive income/(loss) and reclassified into earnings when the underlying hedged transaction affects earnings. All of our derivatives that qualify for hedge accounting are designated as cash flow hedges. With the exception of cash settlements associated with derivatives utilized to hedge base gas purchases or capital expansion activities, which are reflected as investing cash flows, cash settlements associated with our derivative activities are reflected as operating cash flows in our consolidated statements of cash flows. We have determined that all of our commodity purchase and sale agreements qualify for the normal purchases and normal sales scope exclusion.

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

Merchant Storage Activities- When contango market conditions exist (forward prices exceed spot prices), our commercial optimization company may utilize our storage capacity to purchase natural gas and hold it for sale at a higher price in a forward month.  Additionally, our commercial optimization company may sell owned natural gas inventory in the current month and repurchase it at a lower price in a forward month when backwardated market conditions exist (spot prices exceed forward prices).

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

Operational Gas Purchases and Sales- We purchase and sell natural gas for operational purposes at our storage facilities. These activities primarily consist of the purchase of base gas for caverns under development or anticipated future development of our facilities. We also sell surplus fuel inventory, which we collect from our customers under the terms of our storage contracts. We use derivatives to manage the commodity price risk associated with all, or a portion of, these anticipated purchases of base gas and sales of fuel inventory.

Crude Oil Sales- We sell crude oil and liquids produced in conjunction with the operation of our Bluewater facility. We may use derivatives to manage the commodity price risk associated with a portion of these anticipated sales.

Storage Capacity Utilization - The fair value of our storage capacity is partially derived from the seasonal spread in forward natural gas prices. We may from time to time use derivatives to hedge our exposure associated with available capacity.

The risk management strategies we utilize to manage commodity price risk exposure associated with these core activities include the use of exchange-cleared futures, swaps (including basis and index swaps) and options. The following table summarizes open derivative positions utilized in commodity price risk management strategies as of December 31, 2012:

	Notional Volume (Short)/Long (1)	Remaining Tenor (1)
Anticipated base gas purchases	4.2 Bcf	April 2016
Anticipated natural gas sales of owned inventory (2)	(20.4) Bcf	December 2013
Anticipated natural gas inventory purchases	40.0 Bcf	November 2014
Anticipated natural gas inventory sales (3)	(40.0) Bcf	November 2014

(1)             Volumes presented represent net position through the month noted.

(2)             Notional volumes presented hedge forecasted sales of natural gas inventory owned as of December 31, 2012.

(3)             Notional volumes presented hedge forecasted sales of anticipated future natural gas purchases.

Interest Rate Risk Hedging

We use interest rate derivatives to hedge the underlying benchmark interest rate associated with borrowings outstanding under our credit agreement. During June and August 2011, we entered into three interest rate swaps to fix the interest rate on a portion of our outstanding debt. The swaps have an aggregate notional amount of $100 million with an average fixed rate of 0.95%. Two of these swaps terminate in June 2014 and the remaining swap terminates in August 2014. These swaps are designated as cash flow hedges. As of December 31, 2012, accumulated other comprehensive income (“AOCI”) includes deferred losses of $0.9 million that relate to open interest rate derivatives that were designated for hedge accounting. The deferred loss related to these instruments will be recognized as a component of interest expense over the terms of the hedged debt instruments.

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

Derivative activities did not have a material impact on our earnings for the year ended December 31, 2010. A summary of the impact of our derivative activities recognized in earnings for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31, 2012
Location of gain/(loss)	Derivatives in Hedging Relationships(1)(2)	Derivatives not Designated as a Hedge(3)	Total
Commodity Derivatives:
Natural gas sales	$2,437	$627	$3,064
Natural gas sales costs(4)	8,193	—	8,193
Other revenues	289	(344)	(55)
Interest Rate Derivatives:
Interest expense	(490)	—	(490)
Total Gain/(Loss) on Derivatives Recognized in Net Income	$10,429	$283	$10,712

	Year Ended December 31, 2011
Location of gain/(loss)	Derivatives in Hedging Relationships(1)(2)	Derivatives not Designated as a Hedge(3)	Total
Commodity Derivatives:
Natural gas sales	$18,614	$148	$18,762
Natural gas sales costs(4)	5,973	—	5,973
Other revenues	132	6	138
Interest Rate Derivatives:
Interest expense	(327)	—	(327)
Total Gain/(Loss) on Derivatives Recognized in Net Income	$24,392	$154	$24,546

(1)       Amounts reported as a component of natural gas sales in our consolidated statements of operations represent derivative gains and losses that were reclassified from AOCI to earnings during the period to coincide with the earnings impact of the respective hedged transaction.

(2)       Amounts reported as a component of other revenues in our consolidated statements of operations include the ineffective portion of our cash flow hedges recognized in earnings.

(3)       Amounts include realized and unrealized gains or losses for derivatives that did not qualify or were not designated for hedge accounting during the period.

(4)       Amounts reported as a component of natural gas sales costs in our consolidated statements of operations reflect reclassifications from AOCI to earnings to offset applicable lower of cost or market adjustments to the carrying value of our inventory.

The following table summarizes the derivative assets and liabilities on our consolidated balance sheet on a gross basis as of December 31, 2012 (in thousands):

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$10,556	Other current assets	$(3,143)
	Other long-term assets	310	Other long-term assets	—
Interest rate derivatives			Other current liabilities	(554)
			Other long-term liabilities	(304)
Total derivatives designated as hedging instruments		$10,866		$(4,001)
Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$5	Other current assets	$(8)
Total derivatives not designated as hedging instruments		$5		$(8)

Total derivatives		$10,871		$(4,009)

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

As of December 31, 2012, there was a net loss of $16.8 million deferred in AOCI. Amounts deferred in AOCI include amounts associated with settled derivatives for which the underlying anticipated hedge transactions are still probable of occurring. The deferred loss in AOCI is expected to be reclassified to future earnings contemporaneously with the earnings recognition of the underlying hedged transactions. Certain underlying hedged transactions are for base gas purchases or other capital expansion expenditures. As we account for base gas as a long-term asset, which is not subject to depreciation, amounts related to base gas will not be reclassified to future earnings until such gas is sold or in the event an impairment charge is recognized in the future. Amounts related to other capital expansion activities will be reclassified to future earnings over the estimated useful live of the applicable asset. Deferred losses associated with capital expansion activities of approximately $12.1 million (including $9.8 million associated with base gas and anticipated base gas purchases) are included in AOCI as of December 31, 2012. Of the total net loss deferred in AOCI at December 31, 2012, we expect to reclassify a net loss of approximately $4.4 million to earnings in the next twelve months. The remaining $0.3 million loss will be reclassified to earnings through 2014. Amounts deferred are predominately based on market prices at the current period end, thus actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

We reclassified gains of approximately $0.5 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively, from AOCI to natural gas sales revenues as a result of anticipated hedged transactions no longer considered probable of occurring.

Amounts recognized in AOCI for derivatives and amounts reclassified to earnings during the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Commodity derivatives, net (1)	$4,510	$16,574	$(773)
Interest rate derivatives, net (1)	(899)	(775)	—
Reclassification adjustments, net (2)	(10,327)	(24,260)	(816)
Total	$(6,716)	$(8,461)	$(1,589)

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

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our commodity derivatives, which are all exchange-cleared, are transacted through a brokerage account and are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. As of December 31, 2012 and 2011, we had a net broker payable of approximately $2.4 million (consisting of initial margin of $3.7 million decreased by $6.1 million of variation margin paid to us) and $8.4 million, respectively.  Such amounts are reflected as a component of other current assets in our consolidated balance sheets. Our interest rate derivatives, which are over-the-counter instruments, do not have margin requirements. At December 31, 2012 and 2011, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit standing. We do not require our derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, which affects the placement of assets and liabilities within the fair value hierarchy levels. The determination of the fair values includes not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit) but also the impact of our nonperformance risk on our liabilities. The fair value of our commodity derivatives, interest-rate derivatives and foreign currency derivatives includes adjustments for credit risk. Our credit adjustment methodology uses market observable inputs and requires judgment. There were no changes to any of our valuation techniques during the period.

Set forth in the table below is the Level 1 to Level 3 fair value hierarchy of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2012 and 2011, respectively (in thousands):

	Fair Value as of December 31, 2012				Fair Value as of December 31, 2011
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$7,720	$—	$—	$7,720	$15,799	$—	$—	$15,799
Interest rate derivatives	—	(858)	—	(858)	—	(448)	—	(448)
Total	$7,720	$(858)	$—	$6,862	$15,799	$(448)	$—	$15,351

(1)        Derivative assets and (liabilities) are presented above on a net basis but do not include any related cash margin deposits.

The fair value of our commodity derivatives and interest rate derivatives include adjustments for credit risk. These fair value adjustments include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit), but also the impact of our nonperformance risk on our liabilities.  There were no changes to any of our valuation techniques during the period.

Level 1

Included within level 1 of the fair value hierarchy are exchange-cleared commodity derivatives such as futures, options and swaps. The fair value of exchange-cleared commodity derivatives is based on unadjusted quoted prices in active markets and is therefore classified within level 1 of the fair value hierarchy.

Level 2

Included within level 2 of the fair value hierarchy are interest rate derivatives that are traded in active markets. The fair value of these derivatives is based on broker or dealer price quotations which are corroborated with market observable inputs, including forward interest rates obtained from pricing services.

Level 3

Level 3 of the fair value hierarchy consists of derivatives based on unobservable inputs. As of December 31, 2012 and 2011, we did not have any level 3 derivatives.

Other Financial Instruments

For certain of the Partnership’s other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities.

Note 11—Major Customers and Concentration of Credit Risk

Approximately 34% of our total revenues for the year ended December 31, 2012 were generated from physical sales of natural gas executed through Natural Gas Exchange, Inc., a commodity exchange. No other customer accounted for greater than 10% of our total revenues for the year ended December 31, 2012. Approximately 17% of our total revenues for the year ended December 31, 2011 were generated from physical sales of natural gas executed through Natural Gas Exchange Inc. No other customer accounted for greater than 10% of our total revenues for the year ended December 31, 2011. During the year ended December 31, 2010, Iberdrola Renewables, Inc. accounted for approximately 13% of our storage revenues. Concentration in the volume of business transacted with limited numbers of customers’ subjects us to risk.

Financial instruments that subject us to concentrations of credit risk consist principally of trade receivables. Our accounts receivable are primarily from customers that operate in the natural gas industry. This industry concentration has the potential to impact our overall exposure to credit risk in that the customers may be similarly affected by changes in economic, industry or other conditions, which subjects us to credit risk. We review credit exposure and financial information of our customers and generally require collateral (which may consist of letters of credit, deposits or parental guarantees) from customers that are not considered creditworthy, unless the credit risk can otherwise be reduced.

Note 12—Related Party Transactions

In addition to transactions between PNG and PAA discussed in Notes 3, 8, 9, 13 and 14, additional activities between PNG and PAA are discussed below.

We do not directly employ any persons to manage or operate our business. These functions are provided by employees of Plains All American GP LLC (“GP LLC”), the general partner of Plains AAP, L.P. which is the sole member of PAA GP LLC, PAA’s general partner. References to PAA, unless the context otherwise requires, include GP LLC. We reimburse PAA for all direct and indirect expenses it incurs or payments it makes on our behalf, including certain capital expansion costs, and all other expenses allocable to us or otherwise incurred by PAA in connection with the operation of our business. These expenses are recorded in general and administrative expenses and field operating costs on our consolidated statements of operations and include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf. We record these costs on the accrual basis in the period in which PAA’s general partner incurs them. Our agreement with PAA provides that PAA will determine the expenses allocable to us in any reasonable manner determined by PAA in its sole discretion. Total costs reimbursed by us to PAA for the years ended December 31, 2012, 2011 and 2010, were approximately $16.4 million, $16.1 million and $19.5 million, respectively. Of these amounts $3.5 million, $3.6 million and $3.4 million, respectively, were allocated costs for shared services (including personnel costs) and the remainder consisted of reimbursements for direct operating and capital costs that PAA paid on our behalf along with our allocation of insurance premiums for participation in PAA’s insurance programs. PAA, in conjunction with input from our general partner, estimates the percentage of time each shared service department spends on items related to our operations and allocates this percentage of their personnel costs to us. Due to our general partner’s close involvement in this process, we believe that the method used is reasonable.

As of December 31, 2012 and 2011, PNG had net amounts due to PAA and certain of its affiliates of approximately $0.2 million and $0.6 million, respectively, included in accounts payable and accrued liabilities on our consolidated balance sheets. Such amounts include accrued interest, if any, due under the PAA Promissory Note (See Note 8).

As of December 31, 2012 and 2011, PNG’s obligation for unvested equity-based compensation awards for which we are required to reimburse PAA upon vesting and settlement was approximately $1.7 million and $1.2 million, respectively. Approximately $1.0 million and $0.7 million of such amounts were reflected in accounts payable and accrued liabilities in our consolidated balance sheets as of December 31, 2012 and 2011, respectively, with the remaining balances included as a component of other long-term liabilities at each respective date.

As of December 31, 2012 and 2011, outstanding parental guarantees issued by PAA to third parties on behalf of PNG Marketing were approximately $15 million and $31 million, respectively. No amounts were due to PAA as of December 31, 2012 and 2011 under such guarantees and no payments were made to PAA under such guarantees during the years ended December 31, 2012 and 2011. We pay PAA a quarterly fee in exchange for providing such parental guarantees. The quarterly fee, which is based on actual usage, is subject to a quarterly minimum of $12,500 regardless of utilization to cover PAA’s administrative costs. During the years ended December 31, 2012 and 2011, we incurred approximately $71,600 and $102,000, respectively, of expense under our obligation to reimburse PAA for administrative costs incurred in conjunction with providing parental guarantees on our behalf.

Omnibus Agreement

In conjunction with our initial public offering in May 2010, we entered into an omnibus agreement with PAA and certain of its affiliates, pursuant to which we agreed upon certain aspects of our relationship with them, including, among other things (i) the provision by PAA’s general partner to us of certain general and administrative services and our agreement to reimburse PAA’s general partner for such services, (ii) the provision by PAA’s general partner of such personnel as may be necessary to operate and manage our business, and our agreement to reimburse PAA’s general partner for the expenses associated with such personnel, (iii) certain indemnification obligations, and (iv) our use of the name “PAA” and related marks. Under this agreement, PAA indemnifies us against certain environmental liabilities, tax matters, and title or permitting defects generally for a period of three years after the closing of our initial public offering. The environmental indemnifications are subject to a cap of $15.0 million and require us to pay the first $250 thousand of costs incurred. In addition, we have indemnified PAA against any losses, costs or damages incurred by PAA or its general partner that are attributable to the ownership and operation of our assets following the close of the initial public offering.

Tax Sharing Agreement

In conjunction with our initial public offering in May 2010, we entered into a tax sharing agreement with PAA, pursuant to which we and PAA agreed on the method of allocation among us and our subsidiaries, on the one hand, and PAA and its subsidiaries (other than us and our subsidiaries) on the other, of the responsibilities, liabilities and benefits relating to any taxes for which a combined return is filed for taxable periods including or beginning on May 5, 2010. Income tax expense allocated to us under applicable allocation methodologies has not been material during any of the periods presented.

Natural Gas Services Agreement and Related Transactions

In January and July of 2011, we sold a total of approximately 45 acres of land located in Acadia Parish, Louisiana to Plains Gas Solutions, LLC (“PGS LLC”, formerly known as CDM Max, LLC), a subsidiary of PAA, to be used for the development of a natural gas processing plant. The aggregate sales price of approximately $109,000 was based on a third party appraisal and the sale was made on an “as is, where is” basis without any representations or warranties by us. Effective July 1, 2011, we also entered into a Facilities Interconnect Agreement, Natural Gas Services Agreement, and Assignment and Bill of Sale with PGS LLC. Pursuant to these agreements, (i) our Pine Prairie subsidiary and PGS LLC agreed upon the terms pursuant to which PGS LLC would be allowed to connect its natural gas processing facility to Pine Prairie’s header system, including the agreement by Pine Prairie to reimburse PGS LLC for approximately $1.5 million of capital costs associated with construction of certain of such interconnect facilities, (ii) PGS LLC agreed to provide certain gas handling services to our Pine Prairie facility and pay a fixed $125,000 per month access fee in exchange for the right to process any volumes delivered to its facility by Pine Prairie and retain for its own account any liquefiable hydrocarbons extracted therefrom, and (iii) we sold two inactive and unused pipeline segments located near PGS LLC’s facility to PGS LLC in exchange for nominal consideration and without warranties of any kind. The Natural Gas Services Agreement has an initial term of ten years and is subject to annual renewals thereafter. As a result of an incident and fire which occurred at PGS LLC’s natural gas processing plant in February 2012, the plant is not currently operational.  Under the terms of the Natural Gas Services Agreement, PGS LLC remains obligated to pay the fixed monthly access fee to us for the duration of the Natural Gas Services Agreement to compensate us for capital investments made to facilitate terms of the agreement. Access fee revenues under our Natural Gas Services Agreement with PGS LLC were approximately $1.5 million and $0.8 million, respectively, for the years ended December 31, 2012 and 2011.

Natural Gas Sales

During the years ended December 31, 2012 and 2011, we recognized approximately $0.2 million and $2.3 million, respectively, of revenues from sales of natural gas to PGS LLC.

Relationship with our general partner

Except as previously disclosed, we are not party to any material transactions with our general partner or any of its affiliates. Additionally, our general partner is not obligated to provide any direct or indirect financial assistance to us or to increase or maintain its capital investment in us.

Firm Storage Agreements with PAA

In January 2013, our Pine Prairie subsidiary entered into two 10 Bcf firm storage agreements with PNG Marketing, and PNG Marketing agreed to “release” the capacity under such agreements to a subsidiary of PAA pursuant to applicable FERC rules and regulations.  Both firm storage agreements are market based agreements in terms of lease rates and other terms, with one of the agreements having a two year term commencing March 31, 2013 and the other having a three year term starting on the same date.  The PAA subsidiary will make all required payments under the firm storage agreements directly to our Pine Prairie subsidiary.  Excluding variable payments that will depend on the use of the firm storage capacity, the total fixed payments required to be made by the applicable PAA subsidiary to our Pine Prairie subsidiary during the life of the two storage agreements is approximately $49 million. PNG Marketing will manage the storage capacity on behalf of the PAA subsidiary on a cost reimbursement basis.

Note 13—Equity Compensation Plans

Our long-term incentive plan (“LTIP”) awards include both liability-classified and equity-classified awards. In accordance with FASB guidance regarding share-based payments, the fair value of our liability-classified LTIP awards is calculated based on the closing market price of our common units at each balance sheet date and adjusted for the present value of any distributions that are estimated to occur on the underlying units over the vesting period that will not be received by the award recipients. The fair value of our equity-classified LTIP awards is calculated based on the closing market price of our common units on the respective grant dates and adjusted for the present value of any distributions that are estimated to occur on the underlying units over the vesting period that will not be received by the award recipient. This fair value is recognized as compensation expense over the service period. Substantially all of our equity compensation expense is reflected as a component of general and administrative expenses in our consolidated statements of operations.

Our LTIP awards typically contain performance conditions, such as the attainment of certain annualized distribution levels, and vest upon the later of a certain date or the attainment of such performance conditions. For awards with performance conditions (such as distribution targets), expense is accrued over the service period only if the performance condition is considered to be probable of occurring. When awards with performance conditions that were previously considered improbable become probable, we incur additional expense in the period that our probability assessment changes.  This is necessary to bring the accrued obligation associated with these awards up to the level it would be as if we had been accruing for these awards since the grant date. Certain LTIP awards also include distribution equivalent rights (“DERs”).  Subject to applicable vesting criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit. Our DER awards typically contain performance conditions based on the attainment of certain annualized distribution levels and become earned upon the attainment of such levels.  The DERs terminate with the vesting or forfeiture of the underlying LTIP award.  For liability-classified awards, we recognize DER payments in the period the payment is earned as compensation expense.  For equity-classified awards, we recognize DER payments in the period the related distribution is declared as a reduction of partners’ capital.

Long Term Incentive Plan

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

During the second quarter of 2010, 658,500 phantom units were granted under the 2010 LTIP Plan to directors, officers and other employees, a portion of which were granted upon conversion of outstanding awards denominated in common units of PAA. Of this total, (i) 30,000 phantom units, issued to non-employee directors, will vest annually in 25.0% increments and have an automatic re-grant feature such that as they vest, an equivalent amount is granted; (ii) 326,000 phantom units, issued to members of management, were scheduled to vest in one-third increments upon the later of (a) the May 2012 distribution date and the date we pay a quarterly distribution of at least $0.3875, (b) the May 2013 distribution date and the date we pay a quarterly distribution of at least

$0.4500, and (c) the May 2014 distribution date and the date we pay a quarterly distribution of at least $0.4750; and (iii) 302,500 phantom units, issued to members of management, were scheduled to vest in 25.0% increments in connection with the conversion of our Series A subordinated units and the conversion of each of the first three tranches of our Series B subordinated units. DERs were also awarded with respect to 342,500 of the phantom unit grants.

In November 2010, the Board of Directors of our general partner approved the modification (subject to agreement by the individual award recipients) of 302,500 LTIP awards originally granted in the second quarter of 2010 to more closely align the vesting of these awards to the conversion of our Series B subordinated units as a result of the modification of our subordinated units in August 2010 (See Note 9). Such modifications provided that the awards would vest in 20% increments in connection with the conversion of our Series A subordinated units and the conversion of each of the first four tranches of our Series B subordinated units. The impact of this modification was not material.

In February 2012, the Board of Directors of our general partner approved the modification of certain equity compensation awards previously granted in 2010. As a result of the modification, 232,500 equity-classified phantom unit awards will now vest in the following manner: (i) 69,750 awards, with DERs also modified to begin payment in February 2012, will vest upon the date we pay an annualized distribution of at least $1.45, (ii) 69,750 awards, with DERs also modified to begin payment in May 2013, will vest upon the date we pay an annualized distribution of at least $1.50 and (iii) 93,000 awards, with DERs also modified to begin payment in May 2014, will vest upon the date we pay an annualized distribution of at least $1.55. Fifty percent of any awards that have not vested as of the November 2016 distribution date will vest at that time and the remainder will expire. Additionally, 232,500 of equity-classified phantom unit awards with vesting terms originally tied to the conversion of our Series A and Series B subordinated units were modified such that all these awards will now fully vest upon conversion of the Series A subordinated units to common units. DERs were also granted with respect to these awards beginning February 2012.  Based on our assessments regarding probability of satisfying applicable performance conditions, the modification of these awards is expected to result in the recognition of approximately $3.5 million of additional expense over the service period of these modified awards.

Our equity compensation activity for awards denominated in PNG units is summarized in the following table (units in thousands):

		Weighted Average
		Grant Date
	Units(1)	Fair Value per Unit
Outstanding, May 5, 2010	—	—
Granted(2)	676	$19.41
Vested	(2)	$23.08
Cancelled or forfeited	(50)	$19.22
Outstanding, December 31, 2010	624	$19.42
Granted(3)	24	$22.06
Vested	(9)	$23.31
Cancelled or forfeited	(140)	$19.20
Outstanding, December 31, 2011	499	$19.53
Granted(4)	131	$15.33
Vested	(11)	$23.46
Cancelled or forfeited	—	—
Outstanding, December 31, 2012(5)(6)	619	$15.75

(1)        Amounts do not include Class B units of PNGS GP LLC or transaction awards granted by PAA.

(2)        Includes 662,000 equity-classified awards and 13,500 liability-classified awards.

(3)        Includes 24,375 equity-classified awards.

(4)        Includes 31,000 equity-classified awards and 100,000 liability-classified awards.

(5)        Includes 510,000 equity-classified awards and 108,000 liability-classified awards.

(6)        Weighted average grant date fair value per unit for PNG units outstanding at December 31, 2012, reflects the impact of the modification of PNG awards during February 2012, as discussed above.

Prior to our initial public offering and adoption of the 2010 LTIP Plan, certain of our officers and other individuals providing direct services on our behalf were granted LTIP awards under LTIP plans sponsored by PAA’s general partner (“PAA LTIP Awards”). Such awards, which allow settlement in cash or PAA common units upon vesting at the election of PAA’s general partner, generally contained performance conditions based on the attainment of certain annualized PAA distribution levels or the attainment of specific PNG EBITDA levels and vested upon the later of a certain date or the attainment of such levels. In connection with grants made in the second quarter of 2010 under the 2010 LTIP Plan, substantially all of the then outstanding liability-classified PAA LTIP awards held by PNG management were converted to equity-classified PNG LTIP awards, which resulted in a reclassification to partners’ capital of approximately $0.9 million of compensation expense recognized on such awards through the modification date. As of December 31, 2012, approximately 36,000 PAA LTIP awards are outstanding and unvested. We reimbursed PAA approximately $0.9 million, $0.7 million and $1.1 million for PAA LTIP awards that vested during the years ended December 31, 2012, 2011 and 2010, respectively.

Our accrued liability at December 31, 2012 and 2011 related to all outstanding liability-classified LTIP awards is approximately $1.7 million and $1.2 million, respectively. Approximately $1.0 million and $0.7 million of such amounts were reflected in accounts payable and accrued liabilities in our accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively, with the remaining balances included as a component of other long-term liabilities at each respective date. Compensation expense recognized on 2010 LTIP Plan awards reflects our assessment that, as of December 31, 2012, an annualized PNG distribution of $1.45 and the conversion of our Series A subordinated units are probable of occurring.

Class B Awards of Our General Partner

In July 2010, the Board of Directors of our general partner authorized the issuance of 165,000 Class B Units (“PNGS Class B Units”) of PNGS GP LLC (PNG’s general partner) in order to create long term incentives for our management. The entire economic burden of the PNGS Class B Units, which are equity-classified, will be borne solely by our general partner and will not impact our cash or our units outstanding. We will recognize the grant date fair value of the PNGS Class B Units as compensation expense over the service period, with such expense recognized as a capital contribution. We will not be obligated to reimburse our general partner for such costs and any distributions made on the PNGS Class B Units will not reduce the amount of cash available for distribution to our unitholders.

As of December 31, 2012, 74,250 PNGS Class B Units were outstanding and the remaining units are reserved for future grants. The PNGS Class B Units earn the right to participate in distributions (i.e. become “earned”) in 25% increments 180 days following the payment by PNG of quarterly distributions that equate to annualized distribution levels of $2.00, $2.30, $2.50 and $2.70. When PNGS Class B Units become earned units, they will participate in quarterly distributions paid to our general partner in excess of $2.5 million. In addition, 50% of the applicable earned units vest immediately upon becoming earned units and the remaining 50% vest on the fifth anniversary of the date of grant. If PNGS Class B Units become earned units after the fifth anniversary of the date of grant, 100% of such units will vest immediately upon becoming earned units. Assuming all 165,000 PNGS Class B Units were granted and earned, the maximum participation rate would be 6% of PNG’s quarterly general partner distribution in excess of $2.5 million. No expense was recognized during the years ended December 31, 2012, 2011 and 2010 as it has not been deemed probable that any of the performance conditions necessary for the PNGS Class B Units to become earned would be met.

Transaction/Transition Awards Granted by PAA

During September 2010, PAA entered into agreements with certain officers of PAA pursuant to which these individuals were granted 375,000 awards denominated in PNG common units, Series A subordinated units, and Series B Subordinated units. The awards will vest upon the completion of the service period and certain performance conditions including the conversion of PNG’s Series A subordinated units into common units of PNG and the conversion of PNG’s Series B subordinated units into Series A subordinated units of PNG. Upon vesting, these awards will be settled with outstanding common or Series A subordinated units of PNG currently owned by PAA. The entire economic burden of these agreements will be borne solely by PAA and will not impact our cash or our units outstanding. Since these individuals also serve as officers of PNG and PNG benefits as a result of the services they provide, we will recognize the grant date fair value of these awards as compensation expense over the service period, with such expense recognized as a capital contribution. During the years ended December 31, 2012, 2011 and 2010, we recognized approximately $1.2 million, $2.7 million and $1.5 million, respectively, of expense and a corresponding capital contribution associated with these awards. At December 31, 2012, 250,000 of these awards were outstanding.

Other Consolidated Equity Compensation Information

The table below summarizes the expense recognized and unit or cash settled vestings related to equity compensation awards during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012		2011		2010
	Liability Awards	Equity Awards	Liability Awards	Equity Awards	Liability Awards	Equity Awards
Equity compensation expense(1)	$717	$3,861	$676	$3,498	$932	$1,815
LTIP cash settled vestings(2)	$922	$—	$711	$—	$1,125	$—
Distribution equivalent right payments(3)	$25	$330	$18	$63	$8	$16
LTIP unit settled vestings(3)(4)	—	11	—	9	—	2

(1)        Includes expense associated with transaction awards granted by PAA and denominated in PNG units owned by PAA. These awards, which were granted in September 2010, are not included in units outstanding above. The entire economic burden of these agreements will be borne solely by PAA and will not impact our cash or units outstanding. The individuals that received these awards are officers of PAA and PNG, and because they also serve as officers of PNG and PNG benefits as a result of the services they provide, we recognize the grant date fair value of these awards as compensation expense over the service period, with such expense recognized as a capital contribution. We recognized approximately $1.2 million, $2.7 million and $1.5 million of compensation expense associated with these equity-classified awards during years ended December 31, 2012, 2011 and 2010, respectively.

(2)        Includes cash payments made in conjunction with the settlement of PAA common unit denominated LTIP awards.

(3)        Amounts exclude transaction awards granted by PAA.

(4)        Amounts represent number of units vested.

Based on the December 31, 2012 fair value measurement and probability assessment regarding future distributions, we expect to recognize approximately $6.0 million (which includes approximately $0.9 million associated with the awards granted by PAA which we do not bear the economic burden of) of additional expense over the estimated service period of our outstanding awards related to the remaining unrecognized fair value. For our liability-classified awards, this estimate is based on the fair value of the outstanding awards as of December 31, 2012. For our equity-classified awards, this estimate is based on the grant date fair value of such awards. Actual amounts may materially differ as a result of a change in the market price of our units and/or probability assessment regarding future distributions. We estimate that the remaining fair value of awards outstanding as of December 31, 2012 will be recognized in expense as shown below (in thousands):

Equity Compensation
Plan Fair Value
Year	Amortization (1)(2)
2013	$3,240
2014	957
2015	534
2016 and thereafter	397
Total	$5,128

(1)        Amounts do not include fair value associated with awards containing performance conditions that are not considered to be probable of occurring at December 31, 2012.

(2)        Amounts do not include fair value associated with awards which are not dilutive to our limited partners or impact cash flow available for distribution to our limited partners.

Note 14—Commitments and Contingencies

Commitments

In the ordinary course of doing business, we contract storage and transportation capacity from third parties and enter into purchase commitments in conjunction with our operations and our capital expansion program. As of December 31, 2012, we had 0.5 Bcf of storage capacity under contract from third parties and had secured the right to 509 MMcf per day of firm transportation service on various pipelines. In addition, we may enter into contracts related to construction costs associated with certain of our capital projects.

The following table includes our best estimate of the amount and timing of the payments due under our contractual obligations as of December 31, 2012 (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Storage and transportation agreements(1)	$27,601	$12,447	$6,753	$4,249	$2,230	$1,922	$—
Purchase obligations(2)	17,326	3,798	1,866	1,866	1,866	1,866	6,064
Leases(3)	205	30	25	25	30	25	70
Total	$45,132	$16,275	$8,644	$6,140	$4,126	$3,813	$6,134

(1)        Includes third party storage and transportation agreements. Expense recognized related to these agreements for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 was approximately $15.9 million, $18.8 million and $17.7 million, respectively.

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

Environmental

We may experience releases of crude oil, natural gas, brine or other contaminants into the environment, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. As of December 31, 2012, we have not identified any material environmental obligations.

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

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We believe we are adequately insured for public liability and property damage with respect to our operations. In the future, we may not be able to maintain insurance at levels that we consider adequate for rates we consider reasonable. As a result, we may elect to self-insure or utilize higher deductibles in certain insurance programs. For example, the market for hurricane or windstorm related property damage coverage has remained difficult the last few years. The amount of coverage available has been limited, and costs have increased substantially with the combination of premiums and deductibles.

In 2011, we elected not to renew our hurricane insurance and, instead, self-insure this risk. This decision does not affect our third-party liability insurance, which still covers hurricane-related liability claims and which we have renewed at our historic coverage levels.

During the year ended December 31, 2011, we received $3.0 million of property insurance proceeds related to the January 2011 operational incident and fire at our Bluewater facility which reimbursed us for capital expenditures previously incurred and reduced the carrying value of our applicable property and equipment.

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

Pursuant to this arrangement, we are not supposed to be subject to ad valorem property tax in the Parish of Evangeline for the property included in this arrangement during the term of the lease except for ad valorem tax on natural gas. Instead, we are required to make certain payments in lieu of ad valorem property taxes (“PILOT Payments”) beginning in 2010, calculated as the difference between $500,000 and a three year average of ad valorem inventory tax revenues applicable to natural gas held in the facility for the prior three consecutive calendar years. We were not obligated to make any PILOT Payments during 2012. PILOT Payments of approximately $37,000 and $192,000 were made during the years ended 2011 and 2010, respectively.

The passive ownership of the facilities by the Industrial Development Board will not result in any impact to the operation of the Pine Prairie facility. In addition, the tax exemption enables Pine Prairie to offer more competitively priced storage services to respond to market forces.

The lease also contains certain covenants that Pine Prairie must comply with in order to obtain the related ad valorem property tax benefits during the term of the lease including maintenance of a minimum level of employment at the facility. We are currently in compliance with the covenants in the lease. Amounts related to the revenue bond and lease obligation are presented on a net basis in our accompanying consolidated financial statements.

Property Tax Matter

In December 2011, we received property tax bills from Evangeline Parish, Louisiana totaling approximately $1.5 million that assessed property taxes on property that we lease and maintain is exempt from property tax pursuant to a 2006 tax abatement arrangement. In order to properly protest such tax assessments under Louisiana law, we were required to pay the disputed taxes by December 31, 2011 and file suit within 30 days thereafter. We paid the taxes under protest in December 2011 and filed suit within the required 30 day period seeking recovery of the taxes based on the provisions of the tax abatement arrangement.  In May 2012, approximately $1.4 million originally paid under protest was returned to us.  Approximately $0.1 million remains under dispute. In October 2012, we filed an additional lawsuit to prevent Evangeline Parish from issuing additional property tax bills on the leased property subject to the 2006 tax abatement.

In December 2012, Evangeline Parish issued additional property tax bills on the property subject to the 2006 tax abatement to us and Industrial Development Board No. 1 of the State of Louisiana, Inc, the lessor of the property, totaling approximately $1.3 million. We paid these taxes under protest in December 2012 and filed suit within the required 30 day period to protest these billings and seek recovery of the amounts paid under protest.

As of December 31, 2012, approximately $1.4 million of property taxes paid to Evangeline Parish under protest are reflected as a component of other current assets on our accompanying consolidated balance sheet. We have not recognized any property tax expense related to these billings as they relate to property which we believe is exempt from taxes in accordance with the terms of the 2006 tax abatement agreement.

Except for such matter, we are not a party to any legal proceeding other than legal proceedings arising in the ordinary course of our business. We are also a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business, none of which we believe to be material.

Note 15—Quarterly Financial Data (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(in thousands, except per unit data)
2012
Revenues	$108,722	$100,141	$66,127	$112,673	$387,663
Gross margin(2)	$22,744	$23,304	$24,508	$29,591	$100,147
Operating income	$17,697	$18,688	$19,867	$24,747	$80,999
Net income	$16,018	$17,007	$17,889	$22,389	$73,303
Net income available to limited partners(3)	$15,398	$16,366	$17,231	$21,516	$70,511
Basic net income per limited partner unit(3)	$0.22	$0.23	$0.24	$0.30	$0.99
Diluted net income per limited partner unit(3)	$0.22	$0.23	$0.24	$0.30	$0.99
Cash distributions per common unit(4)	$0.3575	$0.3575	$0.3575	$0.3575	$1.4300

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(in thousands, except per unit data)
2011
Revenues	$50,420	$54,364	$79,334	$158,846	$342,964
Gross margin(2)	$16,363	$21,938	$21,486	$27,826	$87,613
Operating income	$7,179	$17,297	$17,118	$23,453	$65,047
Net income	$6,345	$15,869	$15,445	$22,039	$59,698
Net income available to limited partners(3)	$6,137	$15,470	$14,919	$21,381	$57,905
Basic net income per limited partner unit(3)	$0.10	$0.22	$0.21	$0.30	$0.85
Diluted net income per limited partner unit(3)	$0.10	$0.22	$0.21	$0.30	$0.85
Cash distributions per common unit(4)	$0.3450	$0.3450	$0.3575	$0.3575	$1.4050

(1)        The sum of the four quarters may not equal the total year due to rounding.

(2)        Gross margin is calculated as total revenues less (i) storage-related costs, (ii) natural gas sales costs, (iii) field operating costs, and (iv) depreciation, depletion and amortization.

(3)        For all periods during 2012 and 2011, our Series B subordinated units were not entitled to participate in earnings or distributions.

(4)        Represents cash distribution per distribution eligible limited partner unit earned for the quarter, which was declared and paid in the following quarter.

Note 16—Operating Segments

We manage our operations through three operating segments: (i) Pine Prairie, (ii) Southern Pines and (iii) Bluewater.  We have aggregated these operating segments into one reporting segment, Natural Gas Storage, based on the similarity of their economic and other characteristics, including the nature of services provided, methods of execution and delivery of services, types of customers served and regulatory requirements.

Our Chief Operating Decision Maker (our Chief Executive Officer) evaluates segment performance based on measures including adjusted EBITDA and maintenance capital investment. We define adjusted EBITDA as earnings before interest expense, taxes, depreciation, depletion and amortization, equity compensation plan charges, unrealized gains and losses from derivative activities and other adjustments for the impact of unique and infrequent items, items outside of management’s control and/or items that are not indicative of our core operating results and business outlook, which we refer to as “selected items impacting comparability” or “selected items.”

As a master limited partnership, we make quarterly distributions of our “available cash” (as defined in our partnership agreement) to our unitholders. We look at each period’s adjusted EBITDA (which excludes depreciation, depletion and amortization expense) as an important measure of segment performance. The exclusion of depreciation and amortization expense related to our capital assets could be viewed as limiting the usefulness of segment profit as a performance measure because it does not account in current periods for the implied reduction in value of our capital assets caused by age-related decline and wear and tear. We compensate for this limitation by recognizing that age-related decline and wear and tear are largely offset by repair and maintenance investments. These maintenance investments are a component of field operating costs included in segment profit or in maintenance capital, depending on the nature of the cost. Maintenance capital, which is deducted in determining “available cash,” consists of capital expenditures for the replacement of partially or fully depreciated assets in order to maintain the service capability, level of production and/or functionality of our existing assets. Capital expenditures made to expand the existing earnings capacity of our assets are considered expansion capital expenditures, not maintenance capital. Repair and maintenance expenditures incurred in order to maintain the day to day operation of our existing assets are charged to expense as incurred.

The following table reflects certain financial data for our reporting segment for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues (1)	$387,663	$342,964	$100,287
Adjusted EBITDA	$122,403	$107,229	$53,857
Maintenance capital	$623	$798	$438
Long-lived assets (2)	$1,774,676	$1,756,044	$962,852
Total assets	$1,869,069	$1,849,999	$998,728

(1)        Approximately $107 million and $49 million of natural gas sales revenues for the years ended December 31, 2012 and 2011 were sold through a commodity exchange in Canada with physical delivery occurring in Canada.

(2)        All of our assets are located in the United States, thus no geographic data disclosure is necessary for long-lived assets or total assets.

The following table reconciles Adjusted EBITDA to consolidated net income (in thousands):

	Year Ended December 31,
	2012	2011	2010
Adjusted EBITDA	$122,403	$107,229	$53,857
Selected items impacting Adjusted EBITDA:
Equity compensation expense (1)	(3,980)	(4,046)	(2,747)
Acquisition-related expense	—	(4,055)	(251)
Insurance deductible related to propery damage	—	(500)	—
Mark-to-market of open derivative positions	127	138	370
Depreciation, depletion and amortization	(37,546)	(33,714)	(14,119)
Interest expense, net of amounts capitalized	(7,701)	(5,354)	(7,323)
Net Income	$73,303	$59,698	$29,787

(1)       Excludes equity compensation expense attributable to certain awards which will be settled in cash upon vesting.

 EXHIBIT INDEX

3.1	—	Certificate of Limited Partnership of PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.2	—

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

10.5	—

First Amendment to Credit Agreement dated June 27, 2012 among PNG Natural Gas Storage, L.P., as Borrower; Bank of America, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2012).

10.6†	—	PAA Natural Gas Storage, L.P. 2010 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2010).

10.7†	—	Form of Phantom Unit Grant Letter (Category 1) (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.8†	—	Form of Phantom Unit Grant Letter (Category 2) (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.9†	—	Form of PNGS GP LLC Class B Restricted Unit Agreement (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

10.10	—	Note Payable to PAA dated February 9, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2011).

10.11	—	First Amendment to Promissory Note dated June 1, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2012).

10.12	—

Agreement to Lease with Option to Purchase, dated May 1, 2006, between Industrial Development Board No. 1 of the Parish of Evangeline State of Louisiana, Inc. and Pine Prairie Energy Center, LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1 (333-164492) filed on April 2, 2010).

10.13†	—	Director Compensation Summary (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2010).

21.1*	—	List of Subsidiaries of PAA Natural Gas Storage, L.P.

23.1*	—	Consent of PricewaterhouseCoopers LLP.

31.1*	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2*	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1**	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2**	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

†         Management compensatory plan or arrangement.

*         Filed herewith.

** Furnished herewith.