Form 10-Q
period 2013-03-31
PAA NATURAL GAS STORAGE LP
filed 2013-05-08
CIK 1481506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 60,479,498 common units outstanding.

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except units)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,035	$650
Trade accounts receivable and other receivables, net	37,724	25,993
Natural gas inventory	74,551	59,685
Other current assets	11,671	8,065
Total current assets	125,981	94,393

PROPERTY AND EQUIPMENT	1,373,342	1,363,525
Less: Accumulated depreciation, depletion and amortization	54,717	49,607
	1,318,625	1,313,918
OTHER ASSETS
Base gas	54,091	54,091
Goodwill	325,470	325,470
Intangibles and other assets, net	76,544	81,197
Total other assets, net	456,105	460,758
Total assets	$1,900,711	$1,869,069

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$46,511	$27,621
Short-term debt	92,882	76,715
Total current liabilities	139,393	104,336

LONG-TERM LIABILITIES
Note payable to PAA	200,000	200,000
Long-term debt under credit agreements	315,718	305,385
Other long-term liabilities	8,679	8,406
Total long-term liabilities	524,397	513,791
Total liabilities	663,790	618,127

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS’ CAPITAL
Common unitholders (59,261,875 units issued and outstanding at March 31, 2013)	1,009,077	1,013,848
Subordinated unitholders (25,434,351 units issued and outstanding at March 31, 2013)	223,747	225,123
General partner	28,864	28,737
Accumulated other comprehensive income/(loss)	(24,767)	(16,766)
Total partners’ capital	1,236,921	1,250,942
Total liabilities and partners’ capital	$1,900,711	$1,869,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
REVENUES
Firm storage services	$36,461	$33,807
Hub services	2,550	3,136
Natural gas sales	87,794	70,620
Other	2,128	1,159
Total revenues	128,933	108,722

COSTS AND EXPENSES
Storage-related costs	5,351	6,691
Natural gas sales costs	84,460	67,164
Field operating costs	3,390	3,047
General and administrative expenses	5,720	5,047
Depreciation, depletion and amortization	9,639	9,076
Total costs and expenses	108,560	91,025

OPERATING INCOME	20,373	17,697

OTHER INCOME/(EXPENSE)
Interest expense (net of capitalized interest of $1,268 and $2,403, respectively)	(2,398)	(1,668)
Other income/(expense), net	(6)	(11)
NET INCOME	$17,969	$16,018

NET INCOME AVAILABLE TO LIMITED PARTNERS	$17,392	$15,480

NET INCOME PER LIMITED PARTNER UNIT
Common and Series A subordinated units(1) (Basic)	$0.24	$0.22
Common and Series A subordinated units(1) (Diluted)	$0.24	$0.22
WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING
Common and Series A subordinated units(1) (Basic)	71,143	71,128
Common and Series A subordinated units(1) (Diluted)	71,387	71,238

(1) Excludes Series B subordinated units. See Note 7, “Net Income per Limited Partner Unit.”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Net income	$17,969	$16,018
Other comprehensive income/(loss)	(8,001)	(9,688)
Comprehensive income	$9,968	$6,330

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statement of Changes in Accumulated Other Comprehensive Income/(Loss)

(in thousands)

Total
(unaudited)
Balance, December 31, 2012	$(16,766)
Reclassification adjustments	4,189
Deferred gain/(loss) on cash flow hedges, net	(12,190)
Total period activity	(8,001)
Balance, March 31, 2013	$(24,767)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$17,969	$16,018
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,639	9,076
Equity compensation expense	1,793	1,139
Unrealized (gain)/loss on derivative instruments	188	14
Change in assets and liabilities:
Trade accounts receivable and other	(27,047)	7,827
Natural gas inventory	(10,550)	14,253
Accounts payable and other current liabilities	16,065	(8,879)
Net cash provided by operating activities	8,057	39,448
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(7,908)	(12,387)
Net cash received/(paid) for sales and purchases of base gas	—	4,295
Other investing activities	—	19
Net cash used in investing activities	(7,908)	(8,073)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit agreements	129,400	65,000
Repayments of borrowings under credit agreements	(102,900)	(70,100)
Net proceeds from the issuance of common units	1,186	—
Costs incurred in connection with financing arrangements	(10)	—
Contributions from general partner	24	—
Distributions paid to unitholders	(25,432)	(25,428)
Distributions paid to general partner	(741)	(741)
Distribution equivalent right payments	(291)	(83)
Net cash provided by/(used in) financing activities	1,236	(31,352)
Net increase/(decrease) in cash and cash equivalents	1,385	23
Cash and cash equivalents, beginning of period	650	496
Cash and cash equivalents, end of period	$2,035	$519

Cash paid for:
Interest, net of amounts capitalized	$1,493	$970
Income taxes, net of amounts refunded	$96	$—
Non-cash items
Increase/(decrease) in accrued capital expenditures	$1,908	$(166)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statement of Changes in Partners’ Capital

(in thousands)

	Partners’ Capital				Accumulated
	Limited Partners				Other
		Subordinated		General	Comprehensive
	Common	Series A	Series B	Partner	Income/(Loss)	Total
	(unaudited)
Balance at December 31, 2012	$1,013,848	$123,332	$101,791	$28,737	$(16,766)	$1,250,942
Net income	14,502	2,890	—	577	—	17,969
Equity compensation expense	998	—	—	267	—	1,265
Distributions to unitholders and general partner	(21,166)	(4,266)	—	(741)	—	(26,173)
Distribution equivalent rights paid or accrued	(166)	—	—	—	—	(166)
Issuance of common units, net of offering costs	1,061	—	—	24	—	1,085
Change in deferred gain/(loss) on cash flow hedges, net	—	—	—	—	(8,001)	(8,001)
Balance at March 31, 2013	$1,009,077	$121,956	$101,791	$28,864	$(24,767)	$1,236,921

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

We currently own and operate three natural gas storage facilities located in Louisiana, Mississippi and Michigan. Our Pine Prairie and Southern Pines facilities are recently constructed, high-deliverability salt cavern natural gas storage complexes located in Evangeline Parish, Louisiana and Greene County, Mississippi, respectively. Our Bluewater facility is a depleted reservoir natural gas storage complex located approximately 50 miles from Detroit in St. Clair County, Michigan. As of March 31, 2013, through these facilities, PNG had a total of nine operational salt storage caverns and two depleted reservoirs used for natural gas storage, with an aggregate owned working gas storage capacity of approximately 93 billion cubic feet (“Bcf”). We also own PNG Marketing, LLC, a wholly owned commercial optimization company that captures short-term market opportunities by leasing a portion of our storage capacity and engaging in related commercial marketing activities.

As of March 31, 2013, PAA owned approximately 64% of the equity interests in the Partnership, including our 2.0% general partner interest and limited partner interests consisting of 28,155,526 common units, 11,934,351 Series A subordinated units and 13,500,000 Series B subordinated units.

The condensed consolidated interim financial statements include the accounts of PNG and its subsidiaries, all of which are wholly owned, and should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2012 Annual Report on Form 10-K. The financial statements have been prepared in accordance with the instructions for interim reporting as prescribed by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications do not affect net income attributable to the Partnership. The condensed balance sheet data as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2013 should not be taken as indicative of the results to be expected for the full year.

As used in this document, the terms “we,” “us,” “our” and similar terms refer to the Partnership, unless the context indicates otherwise.

Note 2—Recent Accounting Pronouncements

Other than as discussed below and in our 2012 Annual Report on Form 10-K, no new accounting pronouncements have become effective or have been issued during the three months ended March 31, 2013 that are of significance or potential significance to us.

In February 2013, the FASB issued guidance requiring an entity to present either in a single note or parenthetically on the face of the financial statements (i) the amount of significant items reclassified from each component of accumulated other comprehensive income (“AOCI”) and (ii) the income statement line items affected by the reclassification. This guidance became effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance during the first quarter of 2013. During the three months ended March 31, 2013 and 2012, all reclassifications out of AOCI were related to derivative instruments. Other than requiring disclosure, which is included in Note 10, our adoption did not have an impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued guidance intended to simplify the impairment test for indefinite-lived intangible assets other than goodwill by giving entities the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment testing. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets, or may bypass the qualitative assessment and proceed directly to the quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted in certain circumstances. We adopted this guidance on January 1, 2013. Our adoption did not have an impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued guidance requiring disclosures of both gross and net information about recognized financial instruments and derivative instruments that are either (i) offset in accordance with the specified sections of GAAP or (ii) subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB amended and clarified the scope of these disclosures to include only (i) derivative instruments, (ii) repurchase agreements and reverse repurchase agreements and (iii) securities lending transactions. Other than requiring additional disclosure, which is included in Note 10, our adoption did not have a material impact on our financial position, results of operations or cash flows.

Note 3—Accounts Receivable

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At March 31, 2013 and December 31, 2012, substantially all of our accounts receivable were current and we had no allowance for doubtful accounts.

Our accounts receivable are from a broad mix of customers, including local gas distribution companies, electric utilities, pipelines, direct industrial users, electric power generators, marketers, producers and affiliates of such entities.

To mitigate credit risks related to our accounts receivable, we have in place a rigorous credit review process. We closely monitor market conditions in order to make a determination with respect to the amount, if any, of credit to be extended to any given customer and the form and amount of financial performance assurances we require, in each case acting in accordance with the provisions of the credit terms and provisions set forth in our FERC approval tariffs, where applicable. Such financial assurances are commonly provided to us in the form of standby letters of credit, parental guarantees or advance cash payments. In addition, we enter into netting arrangements (contractual agreements that allow us and the counterparty to offset receivables and payables against each other) that cover substantially all of our natural gas purchases and sales transactions and also serve to mitigate credit risk.

Note 4—Inventory and Base Gas

Inventory and base gas consisted of the following (natural gas volumes in thousands and carrying values in thousands):

	As of March 31, 2013			As of December 31, 2012
		Unit of	Carrying		Unit of	Carrying
	Volumes	Measure	Value (1)	Volumes	Measure	Value (1)
Inventory
Natural gas (2)(3)(4)	22,452	Mcf	$74,551	20,374	Mcf	$59,685
Base Gas
Natural gas (5)	15,755	Mcf	54,091	15,755	Mcf	54,091
Total			$128,642			$113,776

(1)                      Carrying value represents a weighted-average associated with various locations; accordingly, these values may not coincide with any published benchmarks for such products.

(2)                      Includes fuel inventory held for operational purposes.

(3)                      As of December 31, 2012, the carrying value of natural gas inventory reflects lower of cost or market adjustments of approximately $4.3 million. No lower of cost or market adjustments were included in the carrying value of natural gas inventory as of March 31, 2013. Lower of cost or market adjustments are reflected as a component of natural gas sales costs in our condensed consolidated statement of operations. The impacts of such adjustments are generally offset by the recognition of unrealized gains on derivative instruments being utilized to hedge the future sales of our natural gas inventory.

(4)                     Natural gas inventory balances exclude derivative gains and losses associated with settled derivatives which were entered into to hedge natural gas inventory purchases.  As of March 31, 2013, net deferred losses of approximately $2.1 million associated with settled derivatives are reflected as a component of accumulated other comprehensive income/(loss) in our condensed consolidated balance sheet. Such amounts will be reclassified to earnings in conjunction with an earnings impact associated with the applicable purchase inventory (typically when such inventory is sold).

(5)                      As of March 31, 2013, we had outstanding loan agreements against base gas totaling approximately 12.4 Bcf of natural gas, all of which is scheduled to be returned to us by September 30, 2013 in accordance with the terms of the agreements.

Note 5 — Goodwill

The table below reflects our changes in goodwill for the period indicated (in thousands):

Total
Balance, December 31, 2012	$325,470
2013 Goodwill Related Activity:
Acquisitions	—
Purchase price accounting adjustments and other	—
Balance, March 31, 2013	$325,470

Note 6—Debt

Debt consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2013	2012
Short-Term Debt
Senior unsecured revolving credit facility, bearing a weighted-average interest rate of 2.1% at both March 31, 2013 and December 31, 2012(1)(2)	$92,882	$76,715
Total short-term debt	92,882	76,715

Long-Term Debt
Senior unsecured revolving credit facility, bearing a weighted-average interest rate of 2.1% at both March 31, 2013 and December 31, 2012(1)(2)	115,718	105,385
GO Bond Term Loans, bearing a weighted-average interest rate of 1.5% at both March 31, 2013 and December 31, 2012, respectively(2)	200,000	200,000
Promissory note due to PAA bearing interest of 4.0% at both March 31, 2013 and December 31, 2012(2)	200,000	200,000
Total long-term debt	515,718	505,385
Total debt(1)(2)	$608,600	$582,100

(1)                      We classify as short-term debt any borrowings under our senior unsecured revolving credit facility that have been designated as working capital borrowings and must be repaid within one year. Such borrowings are primarily related to a portion of our funded hedged natural gas inventory (which includes the impact of cash settled derivative positions associated with owned inventory) or NYMEX margin requirements. Approximately $0.3 million and $0.2 million of interest expense attributable to such borrowings is reflected as a component of natural gas sales costs in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively.

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

Our revolving credit facility includes the ability to issue letters of credit. As of March 31, 2013, we had $10.2 million of outstanding letters of credit under our revolving credit facility.

As of March 31, 2013, we were in compliance with the covenants required by our credit agreement.

Interest payments on the PAA Promissory Note are paid semiannually on the last business day of June and December.  No interest was paid to PAA during the three months ended March 31, 2013 and 2012. Accrued interest payable due under the PAA Promissory Note (which is reflected as a component of accounts payable and accrued liabilities on our condensed consolidated balance sheet) was approximately $2.0 million as of March 31, 2013. There was no accrued interest payable due under the PAA Promissory Note as of December 31, 2012.

Note 7—Net Income per Limited Partner Unit

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

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months ended March 31, 2013 and 2012 (amounts in thousands, except per unit data):

	Three Months Ended
	March 31,
	2013	2012

Net income	$17,969	$16,018
Less: General partner’s incentive distribution	222	222
Less: General partner’s 2% ownership interest	355	316
Net income available to limited partners	17,392	15,480
Less: Undistributed earnings allocated and distributions to participating securities(1)	166	—
Net income available to limited partners in accordance with application of the two-class method for MLPs	$17,226	$15,480

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income amongst limited partner interests:
Net income allocable to common units	$14,336	$12,883
Net income allocable to Series A subordinated units	2,890	2,597
Net income allocable to Series B subordinated units(2)	—	—
Net income available to limited partners in accordance with application of the two-class method for MLPs	$17,226	$15,480

Denominator:
Basic weighted average number of limited partner units outstanding:(2)(3)(4)
Common units	59,209	59,194
Series A subordinated units	11,934	11,934
Series B subordinated units	13,500	13,500

Diluted weighted average number of limited partner units outstanding:(2)(3)(4)
Common units	59,453	59,304
Series A subordinated units	11,934	11,934
Series B subordinated units	13,500	13,500

Basic and diluted net income per limited partner unit:(2)(3)(4)
Common units	$0.24	$0.22
Series A subordinated units	$0.24	$0.22
Series B subordinated units	$—	$—

(1)                   Participating securities consist of LTIP awards (see Note 9) containing vested distribution equivalent rights which entitle the grantee to a cash payment equal to the cash distribution paid on our outstanding common units.

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

(3)                   The determination of diluted weighted average units outstanding excludes the impact of equity-classified LTIP awards (see Note 9) which contain provisions whereby vesting occurs only upon the satisfaction of a performance condition, none of which had been satisfied during any of the periods presented.

(4)                   The conversion of (i) our Series A subordinated units to common units and (ii) our Series B subordinated units to Series A subordinated units or common units is subject to certain performance conditions. None of these performance conditions had been satisfied as of March 31, 2013 therefore, there is no dilutive impact of such units in our determination of diluted net income per limited partner unit.

Note 8—Partners’ Capital and Distributions

Outstanding Units

From December 31, 2012 through March 31, 2013, changes in our issued and outstanding common, Series A subordinated or Series B subordinated units were as follows:

		Subordinated
	Common	Series A	Series B	Total
Balance, December 31, 2012	59,205,075	11,934,351	13,500,000	84,639,426
Issuance of common units	56,800	—	—	56,800
Balance, March 31, 2013	59,261,875	11,934,351	13,500,000	84,696,226

Distributions

The following table details the distributions on our common and Series A subordinated units declared for 2013 quarterly periods or paid during the three months ended March 31, 2013 (in millions, except per unit amounts):

		Distributions Paid
			Series A
		Common	Subordinated	General Partner			Distribution
Date Declared	Date Paid or To Be Paid	Units	Units	Incentive	2%	Total	per unit

April 8, 2013	May 15, 2013 (1)	$21.6	$4.3	$0.2	$0.5	$26.6	$0.3575
January 7, 2013	February 14, 2013	$21.2	$4.3	$0.2	$0.5	$26.2	$0.3575

(1)                      Payable to unitholders of record on May 3, 2013, for the period January 1, 2013 through March 31, 2013.

Equity Offerings

On March 18, 2013, we entered into an equity distribution agreement with a financial institution pursuant to which we may offer and sell, through this financial institution as our sales agent, common units representing limited partner interests having an aggregate offering price of up to $75 million. Sales of such common units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed upon by our sales agent and us. Under the terms of the agreement, we have the option to sell common units to any of our sales agent as principal for its own account at a price to be agreed upon at the time of the sale. For any such sales, we will enter into a separate terms agreement with the sales agent.  During the first quarter of 2013, we issued an aggregate of 56,800 common units under this agreement, generating net proceeds of approximately $1.2 million, including our general partner’s proportionate capital contribution.  In April 2013, we issued approximately 1.2 million common units under this agreement.

Note 9—Equity Compensation

Long-Term Incentive Plan (“LTIP”)

For discussion of our equity compensation awards, see Note 13 to our consolidated financial statements included in Part IV of our 2012 Annual Report on Form 10-K.

Awards Granted Under the 2010 LTIP Plan

In February 2013, approximately 300,000 equity-classified phantom units were granted under the 2010 LTIP Plan. Such awards will vest in one-third tranches on the dates we pay annualized distributions of $1.45, $1.50 and $1.55. Fifty percent of any unvested phantom units in a particular tranche that remain outstanding as of the August 2016, 2017 and 2018 distribution dates will vest on such date and the remaining portion of such tranche and all associated DERs will be forfeited as of the August 2019 distribution date if the applicable performance conditions for such tranche have not been met by such date. DERs associated with these awards will vest in one-third increments on the August 2014, 2015 and 2016 distribution dates, provided that our quarterly distribution remains at least $1.43 (annualized) per unit.

In January 2013, approximately 100,000 liability-classified awards were granted under the 2010 LTIP Plan. Approximately 70,000 of the liability-classified awards will vest as follows: (i) one-third will vest upon the August 2015 distribution date; (ii) one-third will vest upon the August 2016 distribution date; and (iii) one-third will vest upon the later of the August 2017 distribution date and the date we pay a $1.48 annualized distribution.  In addition, 100% of any unvested awards that remain outstanding upon the August 2018 distribution date shall vest.  The other approximately 30,000 liability-classified awards will vest upon the August 2016 distribution date.

Special PAA Awards

In February 2013, PAA granted 143,000 Special PAA Awards to certain members of our management. These awards are denominated in units of PAA, and will vest 50% on PAA’s August 2018 distribution date and 50% on PAA’s August 2019 distribution date provided that PNG’s annualized distribution averages at least $1.48 and $1.43 per unit, respectively, for the twelve months prior to each vesting date. DERs associated with these awards will vest on the date PAA pays an annualized distribution of $2.40 per unit, provided that PNG’s quarterly distribution remains at least $1.43 (annualized) per unit. Any unvested Special PAA Awards that remain outstanding on December 31, 2020 will be forfeited.  The entire economic burden of these awards will be borne solely by PAA and will not impact our cash or units outstanding.  As the recipients of these awards serve as officers of PNG and we benefit from the services they provide, we will recognize the fair value of these awards as compensation expense over the service period, with such expense recognized as a capital contribution.  These awards were granted in conjunction with cancellation of the PNGS Class B Units which were terminated in February 2013.

Consolidated Equity Compensation Information

Our equity compensation activity for awards denominated in PNG units issued under the 2010 LTIP Plan is summarized in the following table (units in thousands):

	Units(1)	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2012	619	$15.75
Granted	400	$17.42
Outstanding, March 31, 2013 (2)	1,019	$16.40

(1)                      Amounts do not include Special PAA Awards or transaction awards granted by PAA.

(2)                      Includes approximately 810,000 equity-classified awards and 209,000 liability-classified awards.

The table below summarizes the expense recognized and cash settled vestings related to equity compensation awards during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Liability Awards	Equity Awards	Liability Awards	Equity Awards
Equity compensation expense (1)(2)	$528	$1,265	$137	$1,002
LTIP cash settled vestings (3)	$—	$—	$104	$—
Distribution equivalent right payments	$5	$291	$6	$83

(1)             Includes expense associated with transaction awards granted by PAA and denominated in PNG units owned by PAA. These awards, which were granted in September 2010, are not included in units outstanding above. The entire economic burden of these agreements will be borne solely by PAA and will not impact our cash or units outstanding. The individuals that received these awards are officers of PAA and PNG, and because they also serve as officers of PNG and PNG benefits as a result of the services they provide, we recognize the grant date fair value of these awards as compensation expense over the service period, with such expense recognized as a capital contribution. We recognized approximately $0.2 million and $0.5 million of compensation expense associated with these equity-classified awards during the three months ended March 31, 2013 and 2012, respectively.

(2)             Includes expense associated with Special PAA awards granted by PAA in February 2013. The entire economic burden of these awards will be borne solely by PAA and will not impact our cash or units outstanding. We recognized approximately

$0.1 million of compensation expense associated with these equity-classified awards during the three months ended March 31, 2013.

(3)             Includes cash payments made in conjunction with the settlement of PAA common unit denominated LTIP awards.

Note 10—Derivatives and Risk Management Activities

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

The risk management strategies we utilize to manage commodity price risk exposure associated with these core activities include the use of exchange-cleared futures, swaps (including basis and index swaps) and options. The following table summarizes open derivative positions utilized in commodity price risk management strategies as of March 31, 2013:

	Notional Volume (Short)/Long (1)	Remaining Tenor (1)
Anticipated base gas purchases	2.9 Bcf	April 2016
Anticipated natural gas sales of owned inventory (2)	(22.5) Bcf	December 2013
Anticipated natural gas inventory purchases	12.0 Bcf	November 2014
Anticipated natural gas inventory sales (3)	(12.0) Bcf	April 2014
Anticipated sales of crude oil	(9,000) bbls	December 2013

(1)             Volumes presented represent position through the month noted.

(2)             Notional volumes presented hedge forecasted sales of natural gas inventory owned as of March 31, 2013.

(3)             Notional volumes presented hedge forecasted sales of anticipated future natural gas purchases.

Interest Rate Risk Hedging

We use interest rate derivatives to hedge the underlying benchmark interest rate associated with borrowings outstanding under our debt facilities. During June 2011 and August 2011, we entered into a total of three interest rate swaps to fix the interest rate on a portion of our outstanding debt. The swaps have an aggregate notional amount of $100 million with an average fixed rate of 0.95%. Two of these swaps terminate in June 2014 and the remaining swap terminates in August 2014. These swaps are designated as cash flow hedges.

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

A summary of the impact of our derivative activities recognized in earnings for the three months ended March 31, 2013, is as follows (in thousands):

	Three Months Ended March 31, 2013
	Derivatives in Hedging Relationships
Location of gain/(loss)	Gain/(Loss) reclassified from AOCI into income (effective portion)	Gain/(Loss) recognized directly into income (ineffective portion)	Derivatives not designated as a hedge (1)	Total
Commodity Derivatives:
Natural gas sales	$(4,011)	$(287)	$(98)	$(4,396)
Other revenues	(14)	—	—	(14)
Interest Rate Derivatives:				—
Interest expense	(164)	—	—	(164)
Total Gain/(Loss) on Derivatives Recognized in Net Income	$(4,189)	$(287)	$(98)	$(4,574)

A summary of the impact of our derivative activities recognized in earnings for the three months ended March 31, 2012 is as follows (in thousands):

	Three Months Ended March 31, 2012
	Derivatives in Hedging Relationships
Location of gain/(loss)	Gain/(Loss) reclassified from AOCI into income (effective portion)	Gain/(Loss) recognized directly into income (ineffective portion)	Derivatives not designated as a hedge (1)	Total
Commodity Derivatives:
Natural gas sales	$11,593	$(180)	$162	$11,575
Natural gas sales costs (2)	3,877	—	—	3,877
Other revenues	(81)	—	168	87
Interest Rate Derivatives:
Interest expense	(104)	—	—	(104)
Total Gain/(Loss) on Derivatives Recognized in Net Income	$15,285	$(180)	$330	$15,435

(1)                Amounts include realized and unrealized gains and losses for derivatives that did not qualify or were not designated for hedge accounting during the period.

(2)                   Amounts reported as a component of natural gas sales costs in our condensed consolidated statements of operations reflect reclassifications from AOCI to earnings to offset applicable lower of cost or market adjustments to the carrying value of our inventory.

The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of March 31, 2013 (in thousands):

	As of March 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$1,884	Other current assets	$(15,895)
	Other long-term assets	331	Other long-term assets	(167)
Interest rate derivatives			Other current liabilities	(553)
			Other long-term liabilities	(168)
Total derivatives designated as hedging instruments		$2,215		$(16,783)
Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$6	Other current assets	$(49)
Total derivatives not designated as hedging instruments		$6		$(49)

Total derivatives		$2,221		$(16,832)

The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of December 31, 2012 (in thousands):

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

Our derivative transactions are governed through ISDA (International Swaps and Derivatives Association) master agreements and clearing brokerage agreements. These agreements include stipulations regarding the right of set off in the event that we or our counterparty default on our performance obligations, thus causing an early termination event. If such an event would occur, both parties have the right to net amounts payable and receivable into a single net settlement between parties.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our commodity derivatives, which are all exchange-cleared, are transacted through a brokerage account and are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or receipt of variation margin. As of March 31, 2013 and December 31, 2012, we had a net broker receivable of approximately $21.1 million (consisting of initial margin of $7.5 million increased by $13.6 million of variation margin paid by us) and a net broker payable of approximately $2.4 million, respectively. Our interest rate derivatives, which are over-the-counter instruments, do not have margin requirements. At March 31, 2013 and December 31, 2012, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit standing. Although we may be required to post margin on our exchange-cleared derivatives, we do not require our over-the-counter derivative counterparties to post collateral with us.

The following tables present information about derivatives related assets and liabilities that are subject to offsetting, including enforceable master netting arrangements at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Derivative	Derivative	Derivative	Derivative
	Asset Positions	Liability Positions	Asset Positions	Liability Positions
Netting Adjustments:
Gross position - asset/(liability)	$2,221	$(16,832)	$10,871	$(4,009)
Netting adjustment	(16,111)	16,111	(3,151)	3,151
Cash collateral paid/(received)	21,129	—	(2,395)	—
Net position - asset/(liability)	$7,239	$(721)	$5,325	$(858)

Balance Sheet Location After Netting Adjustments:
Other current assets	$7,075		$5,015
Other long-term assets	164		310
Other current liabilities		$(553)		$(553)
Other long-term liabilities		(168)		(305)
	$7,239	$(721)	$5,325	$(858)

Accumulated Other Comprehensive Income

As of March 31, 2013, there was a net loss of approximately $24.8 million deferred in AOCI. Amounts deferred in AOCI include amounts associated with settled derivatives for which the underlying anticipated hedge transactions are still probable of occurring. The deferred loss in AOCI is expected to be reclassified to future earnings contemporaneously with the earnings recognition of the underlying hedged transactions. Certain underlying hedged transactions are for base gas purchases or other capital expansion expenditures. As we account for base gas as a long-term asset, which is not subject to depreciation, amounts related to base gas will not be reclassified to future earnings until such gas is sold or in the event an impairment charge is recognized in the future. Amounts related to other capital expansion activities will be reclassified to future earnings over the estimated useful life of the applicable asset. Deferred losses associated with capital expansion activities of approximately $11.8 million (including $9.4 million associated with base gas and anticipated base gas purchases) are included in AOCI as of March 31, 2013.  Of the total net loss deferred in AOCI at March 31, 2013, we expect to reclassify a net loss of approximately $12.8 million to earnings in the next twelve months. Excluding amounts associated with capital activities, the remaining net loss will be reclassified to earnings through 2014. Amounts deferred are predominately based on market prices at the current period end, thus actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

No gains or losses were reclassified to earnings as a result of anticipated hedge transactions being probable of not occurring during the three months ended March 31, 2013 and 2012, respectively.

Amounts recognized in AOCI for derivatives and amounts reclassified to earnings during the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Commodity derivatives, net (1)	$(12,163)	$5,494
Interest rate derivatives, net (1)	(27)	103
Reclassification adjustments, net (2)	4,189	(15,285)
Total	$(8,001)	$(9,688)

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

Set forth in the table below is the Level 1 to Level 3 fair value hierarchy of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	Fair Value as of March 31, 2013				Fair Value as of December 31, 2012
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(13,890)	$—	$—	$(13,890)	$7,720	$—	$—	$7,720
Interest rate derivatives	—	(721)	—	(721)	—	(858)	—	(858)
Total	$(13,890)	$(721)	$—	$(14,611)	$7,720	$(858)	$—	$6,862

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

Note 11—Commitments and Contingencies

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

As of March 31, 2013, approximately $1.4 million of property taxes paid to Evangeline Parish under protest are reflected as a component of other current assets on our accompanying consolidated balance sheet. We have not recognized any property tax expense related to these billings as they relate to property which we believe is exempt from taxes in accordance with the terms of the 2006 tax abatement agreement.

Note 12—Operating Segments

We manage our operations through three operating segments: (i) Pine Prairie, (ii) Southern Pines and (iii) Bluewater.  We have aggregated these operating segments into one reporting segment, Natural Gas Storage, based on the similarity of their economic and other characteristics, including the nature of services provided methods of execution and delivery of services, types of customers served and regulatory requirements.

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

The following table reflects certain financial data for our reporting segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues	$128,933	$108,722
Adjusted EBITDA	$31,553	$27,815
Maintenance capital	$150	$182

The following table reconciles adjusted EBITDA to consolidated net income (in thousands):

	Three Months Ended March 31,
	2013	2012
Adjusted EBITDA	$31,553	$27,815
Selected items impacting adjusted EBITDA:
Equity compensation expense(1)	(1,359)	(1,039)
Mark-to-market of open derivative positions	(188)	(14)
Depreciation, depletion and amortization	(9,639)	(9,076)
Interest expense, net of capitalized interest	(2,398)	(1,668)
Net Income	$17,969	$16,018

(1)           Excludes equity compensation expense attributable to certain awards which will be settled in cash upon vesting.

Note 13—Related Party Transactions

In addition to transactions between PNG and PAA discussed in Notes 6, 8, 9 and 11, additional activities between PNG and PAA are discussed below.

Total costs reimbursed by us to PAA for the three months ended March 31, 2013 and 2012, were approximately $2.8 million and $4.7 million, respectively. Of these amounts, approximately $0.9 million and $0.9 million, during the three month periods ended March 31, 2013 and 2012, respectively, were allocated costs for shared services (including personnel costs) and the remainder consisted of reimbursements for direct operating and capital costs that PAA paid on our behalf.

As of March 31, 2013 and December 31, 2012, PNG had amounts due to PAA of approximately $2.6 million and $0.2 million, respectively, included in accounts payable and accrued liabilities on our condensed consolidated balance sheet. Such amounts include accrued interest, if any, due under the PAA Promissory Note (see Note 6).

As of March 31, 2013, outstanding parental guarantees issued by PAA to third parties on behalf of PNG Marketing were approximately $15.0 million. No amounts were due to PAA as of March 31, 2013 under such guarantees and no payments were made to PAA under such guarantees during the three months ended March 31, 2013. We pay PAA a quarterly fee in exchange for providing such parental guarantees. The quarterly fee, which is based on actual usage, is subject to a quarterly minimum of $12,500 regardless of utilization to cover PAA’s administrative costs. During the three months ended March 31, 2013 and 2012, we incurred approximately $12,500 and $13,000 of expense, respectively, under our obligation to reimburse PAA for administrative costs incurred in conjunction with providing parental guarantees on our behalf.

Firm Storage Agreements with PAA

In January 2013, our Pine Prairie subsidiary entered into two 10 Bcf firm storage agreements with PNG Marketing, and PNG Marketing agreed to “release” the capacity under such agreements to a subsidiary of PAA pursuant to applicable FERC rules and regulations.  Both firm storage agreements are market based agreements in terms of lease rates and other terms, with one of the agreements having a two year term commencing March 31, 2013 and the other having a three year term starting on the same date.  The PAA subsidiary will make all required payments under the firm storage agreements directly to our Pine Prairie subsidiary.  Excluding variable payments that will depend on the use of the firm storage capacity, the total fixed payments required to be made by the applicable PAA subsidiary to our Pine Prairie subsidiary during the life of the two storage agreements is approximately $49 million. PNG Marketing will manage the storage capacity on behalf of the PAA subsidiary on a cost reimbursement basis. Upon commencement of these storage agreements on March 31, 2013, PNG Marketing sold natural gas to the applicable subsidiary of PAA for approximately $13.7 million.  The revenue from this market-based sale is included in natural gas sales revenue in our condensed consolidated statement of operations for the three months ended March 31, 2013.   Amounts due from such subsidiary of PAA (approximately $13.7 million as of March 31, 2013) are included in trade accounts receivable on our condensed consolidated balance sheet.

Natural Gas Services Agreement

Access fee revenues under our Natural Gas Services Agreement with Plains Gas Solutions, LLC. were approximately $0.4 million and $0.4 million, respectively, for the three months ended March 31, 2013 and 2012.

Natural Gas Sales

Revenues from sales of natural gas to Plains Gas Solutions, LLC. were approximately $0.2 million for the three months ended March 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2012 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the condensed consolidated financial statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview of Operating Results, Capital Spending and Significant Activities

Adjusted EBITDA for the three months ended March 31, 2013 was approximately $31.6 million, a 13% increase over adjusted EBITDA of approximately $27.8 million for the three months ended March 31, 2012. This increase was primarily the result of incremental revenues attributable to working gas storage capacity expansions of approximately 17 Bcf in the aggregate at our Pine Prairie and Southern Pines facilities during 2012, sales of crude oil associated with liquids removal activities at our Bluewater facility and results of PNG Marketing, LLC (our commercial optimization company). See “— Results of Operations” for further discussion and analysis of our operating results. Expansion capital expenditures for the three months ended March 31, 2013 were approximately $9.6 million.

Results of Operations

The tables below summarize our results of operations for the periods indicated (in thousands, except working capacity and monthly operating metrics data):

	Three Months Ended		Favorable/(Unfavorable)
	March 31,		Variance(1)
	2013	2012	$	%
Revenues
Firm storage services	$36,461	$33,807	$2,654	8%
Hub services and merchant storage(2)	90,344	73,756	16,588	22%
Other	2,128	1,159	969	84%
Total revenues	128,933	108,722	20,211	19%

Storage-related costs - Hub services and merchant storage(3)	(86,614)	(70,079)	(16,535)	(24)%
Storage-related costs - Firm storage services(4)	(3,197)	(3,776)	579	15%
Field operating costs	(3,390)	(3,047)	(343)	(11)%
General and administrative expenses	(5,720)	(5,047)	(673)	(13)%
Other income/(expense), net	(6)	(11)
Equity compensation expense	1,359	1,039
Mark-to-market of open derivative positions	188	14
Adjusted EBITDA	$31,553	$27,815	$3,738	13%

Reconciliation to net income
Adjusted EBITDA	$31,553	$27,815	$3,738	13%
Depreciation, depletion and amortization	(9,639)	(9,076)	(563)	(6)%
Interest expense, net of capitalized interest	(2,398)	(1,668)	(730)	(44)%
Equity compensation expense	(1,359)	(1,039)
Mark-to-market of open derivative positions	(188)	(14)
Net income	$17,969	$16,018	$1,951	12%

Operating Data:
Net revenue margin(5)	$39,310	$34,881	$4,429	13%
Field operating costs/ G&A/ Other	(7,757)	(7,066)	(691)	(10)%
Adjusted EBITDA	$31,553	$27,815	$3,738	13%

Average working storage capacity (Bcf)	93	76	17	22%

Monthly Operating Metrics ($/Mcf)
Net revenue margin(5)	$0.14	$0.15	$(0.01)	(7)%
Field operating costs/ G&A /Other	(0.03)	(0.03)	—	—
Adjusted EBITDA	$0.11	$0.12	$(0.01)	(8)%

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

Non-GAAP and Segment Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses adjusted EBITDA and distributable cash flow in its evaluation of past performance and prospects for the future. Management believes that the presentation of such additional financial measures provides useful information to investors regarding our financial condition and results of operations because these measures, when used in conjunction with related GAAP financial measures, (i) provide additional information about our core operations and ability to generate and distribute cash flow, (ii) provide investors with the financial analytical framework upon which management bases financial, operational, compensation and planning decisions and (iii) present measurements that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. Adjusted EBITDA and/or distributable cash flow may exclude, for example, the impact of unique and infrequent items, items outside of management’s control and/or items that are not indicative of our core operating results and business outlook, which we have defined hereinafter as “selected items impacting comparability.” These additional financial measures are reconciled to net income, the most directly comparable measure as reported in accordance with GAAP, in the following table and should be viewed in addition to, and not in lieu of, our condensed consolidated financial statements and footnotes.

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

The following table reconciles Non-GAAP and segment financial measures to the most directly comparable measures as reported in accordance with GAAP (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Adjusted EBITDA reconciliation
Net income	$17,969	$16,018
Interest expense, net of capitalized interest	2,398	1,668
Depreciation, depletion and amortization	9,639	9,076
Selected items impacting adjusted EBITDA
Equity compensation expense(1)	1,359	1,039
Mark-to-market of open derivative positions	188	14
Adjusted EBITDA	$31,553	$27,815

Distributable cash flow reconciliation
Net income	$17,969	$16,018
Depreciation, depletion and amortization	9,639	9,076
Maintenance capital expenditures	(150)	(182)
Other non cash items:
Equity compensation expense, net of cash payments	1,498	947
Mark-to-market of open derivative positions	188	14
Distributable cash flow	$29,144	$25,873

(1)           Excludes equity compensation expense attributable to certain awards which will be settled in cash upon vesting.

Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

Revenues, Volumes and Related Costs. As noted in the table above, our total revenues net of storage-related costs increased during the three months ended March 31, 2013 (the “2013 period”) when compared to the three months ended March 31, 2012 (the “2012 period”). The primary reasons for such increase are incremental revenues attributable to the expansion of our working gas capacity at our Pine Prairie and Southern Pines facilities, the results of PNG Marketing, LLC (our commercial optimization company) and an increase in crude oil sales associated with liquids removal activities at our Bluewater facility. These and other significant variances related to these periods are discussed in more detail below:

•                          Firm storage services — Firm storage services revenues increased in the 2013 period as compared to the 2012 period.  Incremental revenues attributable to the expansion of our working gas capacity at our Pine Prairie and Southern Pines facilities were offset by decreased storage rates on contracts executed to replace expiring contracts on existing capacity. Also, additional working gas storage capacity was retained for use by our commercial optimization company in the 2013 period as compared to the 2012 period.  Revenues generated through the use of storage capacity by our commercial optimization company are reflected as merchant storage revenues when natural gas we own is withdrawn from storage and sold.

•                          Hub services and merchant storage — Hub services and merchant storage revenues (which include revenues from sales of natural gas by our commercial optimization company) increased in the 2013 period as compared to the 2012 period. The primary reason for the increase in the 2013 period as compared to the 2012 period is due to an increase in volumes sold and a slight increase in price of natural gas sold by our commercial optimization company. The volume and timing of natural gas sales by our commercial optimization company are largely driven by market opportunities.

•                          Other — Other revenues increased in the 2013 period as compared to the 2012 period. The primary reason for the increase in the 2013 period as compared to the 2012 period was due to an increase in crude oil sales associated with liquids removal activities at our Bluewater facility.

•                          Storage-related costs — Hub services and merchant storage — Hub services and merchant storage-related costs (which includes costs associated with natural gas sold by our commercial optimization company) increased in the 2013 period as compared to the 2012 period. The primary reason for the increase in the 2013 period as compared to the 2012 period is due to the increase in volumes of natural gas sold by our commercial optimization company.

•                          Storage-related costs — Firm storage services — Firm storage services related costs decreased in the 2013 period as compared to the 2012 period. The decrease in the 2013 period as compared to the 2012 period is primarily due to a reduction in storage and transportation capacity leased from third parties.

Other Costs and Expenses. The significant variances are discussed further below:

•                          Field operating costs — Field operating costs increased in the 2013 period as compared to the 2012 period. The primary reason for such an increase in the 2013 period as compared to the 2012 period is attributable to an increase in insurance costs and growth in personnel costs, including equity compensation costs.

•                          General and administrative expenses — General and administrative expenses increased in the 2013 period as compared to the 2012 period.  The 2013 period reflects an increase in costs associated with the continued expansion of our business and growth in personnel costs, including equity compensation costs. Additionally, we recognized approximately $0.3 million and $0.5 million of equity compensation expense associated with equity compensation awards granted by PAA during the 2013 and 2012 periods, respectively. Although we will not bear the economic burden of these awards, we benefit from the services underlying these awards.

•                          Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the 2013 period as compared to the 2012 period. The increase resulted primarily from an increased amount of depreciable assets resulting from capacity expansions at our Pine Prairie and Southern Pines facilities.

•                          Interest expense, net of capitalized interest — Interest expense, net of capitalized interest, increased in the 2013 period when compared to the 2012 period. Interest expense, on a gross basis, decreased to approximately $3.7 million in the 2013 period as compared to approximately $4.1 million in the 2012 period due to lower average interest rates in the 2013 period as compared to the 2012 period and was partially offset by higher average debt balances in the 2013 period as compared to the 2012 period. Capitalized interest decreased from approximately $2.4 million in the 2012 period to approximately $1.3 million in the 2013 period.  The decrease was primarily the result of lower average interest rates and an increase in assets in-service.

Outlook

Overall market conditions during the quarter ended March 31, 2013 for both hub services and firm storage services were more challenging than those during the quarter ended March 31, 2012. During the quarter ended March 31, 2013, current rolling seasonal spreads (October to January), which are a proxy for the current intrinsic value of storage, ranged from $0.28 to $0.45, compared to $0.52 to $0.77 for the quarter ended March 31, 2012. Over the past ten years, seasonal spreads ranged from $0.19-$4.74. Seasonal spreads for 2014-2015 and 2015-2016, which influence the rates at which we will be able to contract firm storage capacity in future years, have ranged from $0.31 to $0.39. Volatility levels, which impact the value we are able to realize on a short-term basis from our hub service and merchant storage activities, decreased during the quarter ended March 31, 2013 from the quarter ended March 31, 2012. In general, our outlook presumes that these market conditions will continue for the next two to three years.

Although we can provide no assurance regarding the amount of our future cash flows, we believe our asset base, contract profile, financial position and economically attractive expansion projects will enable us to substantially maintain our cash flows during such two to three year period if current market conditions persist. Also, we are reasonably well positioned to develop low cost organic expansions and to acquire other assets if favorable market conditions exist. However, if gas storage market conditions decline further, in addition to adversely affecting hub services activities, they may also adversely impact the lease rates our customers are willing to pay for firm storage services with respect to new capacity under construction, as well as renewals of existing capacity upon expirations of existing term leases, many of which are at rates above current market levels. Although a significant portion of our existing capacity is underpinned by multi-year firm storage contracts, we can provide no assurance that our operating and financial results will not be adversely impacted by adverse overall market conditions. In addition, we can provide no assurances that our organic growth and acquisition efforts will be successful.

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

Credit Agreement

Our senior unsecured credit agreement, which was most recently amended in June 2012, provides for (i) $350 million under a revolving credit facility, which may be increased at our option to $550 million (subject to receipt of additional or increased lender commitments) and (ii) two $100 million term loan facilities (the “GO Bond Term Loans”) pursuant to the purchase, at par, of the GO Bonds we acquired in conjunction with the Southern Pines Acquisition. The revolving credit facility expires in August 2016, unless extended. The purchasers of the two GO Bond Term Loans have the right to put, at par, to PNG the GO Bond Term Loans in August 2016, unless extended. The GO Bonds mature by their terms in May 2032 and August 2035, respectively.

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

At March 31, 2013, borrowings of approximately $408.6 million were outstanding under our credit agreement, which includes approximately $208.6 million under the revolving credit facility. Additionally, we had approximately $10.2 million of outstanding letters of credit under our revolving credit facility. As of March 31, 2013, we were in compliance with the covenants, including the financial ratios, contained in our credit agreement. Based on the most restrictive covenant, at March 31, 2013 our incremental borrowing ability under our credit agreement was limited to approximately $131.2 million. Notably, the restriction on debt incurrence does not limit our ability to incur hedged inventory debt. Also, the formula for determining EBITDA in the context of the financial ratios allows for inclusion of pro forma EBITDA arising from certain capital investments, including for acquisitions and certain capital expenditures related to our Pine Prairie and Southern Pines expansions. We believe our credit facility and available debt capacity is adequate to fund our current capital program.

PAA Financial Support

PAA may elect, but is not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate PAA’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between PAA and us as fair to our unitholders. As further defined in our partnership agreement, potential PAA financial support can include, but is not limited to, our issuance of common units to PAA, our borrowing of funds from PAA or guarantees or trade credit support to support the ongoing operations of us or our subsidiaries. We have no obligation to seek financing or support from PAA or to accept such financing or support if offered to us. As of March 31, 2013, outstanding parental guarantees issued by PAA to third parties on behalf of PNG Marketing were approximately $15 million. No amounts were due to PAA as of March 31, 2013 under such guarantees and no payments were made to PAA under such guarantees during the three months ended March 31, 2013.

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

We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.0 billion of debt or equity securities (“Traditional Shelf”). We have not issued any securities under the Traditional Shelf.   All issuances of equity securities associated with our continuous offering program, as discussed further below, have been issued pursuant to the Traditional Shelf. At March 31, 2013, we had approximately $999 million of unsold securities available under the PNG Shelf.

On March 18, 2013, we entered into an equity distribution agreement with a financial institution pursuant to which we may offer and sell, through this financial institution as our sales agent, common units representing limited partner interests having an aggregate offering price of up to $75 million. Sales of such common units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed upon by our sales agent and us. Under the terms of the agreement, we have the option to sell common units to any of our sales agent as principal for its own account at a price to be agreed upon at the time of the sale. For any such sales, we will enter into a separate terms agreement with the sales agent.  During the first quarter of 2013, we issued an aggregate of 56,800 common units under this agreement, generating net proceeds of approximately $1.2 million, including our general partner’s proportionate capital contribution.  In April 2013, we issued an additional 1.2 million common units under this agreement.

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

Working Capital

Working capital, defined as the amount by which current assets exceed current liabilities, is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven primarily by changes in accounts receivable and accounts payable, natural gas inventory balances and short-term debt. These changes are primarily affected by factors such as credit extended to, and the timing of collections from, our customers, timing differences between the acquisition and sale of natural gas inventory (including cash settlement and margin requirements on related derivative instruments) and our level of spending for maintenance and expansion activity. As of March 31, 2013 we had a working capital deficit of approximately $13.4 million.

Historical Cash Flow Information

The following table presents a summary of our cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$8,057	$39,448
Investing activities	(7,908)	(8,073)
Financing activities	1,236	(31,352)
Net increase/(decrease) in cash	$1,385	$23

Adjusted EBITDA	$31,553	$27,815

Operating Activities. The primary drivers of cash flow from our operations are (i) the collection of amounts related to the storage and sale of natural gas, and (ii) the payment of amounts related to purchases of natural gas and expenses, principally storage and transportation related costs, field operating costs and general and administrative expenses. Cash provided by operating activities is significantly impacted in periods where we are increasing or decreasing the amount of inventory in storage. In the month that we pay for stored natural gas, we borrow under our credit facility to pay for the natural gas, which negatively impacts our operating cash flow. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored natural gas. Cash from operating activities is also impacted in a similar manner by the timing of cash settlement of derivatives associated with physical purchases and sales of natural gas. Settlements of such derivatives are reflected as a component of accumulated other comprehensive income/(loss) until the applicable natural gas inventory is sold. Volumes and timing of our merchant storage activities are largely driven by market opportunities.  In the 2013 period, volumes of both sales of natural gas and purchases of natural gas inventory exceeded those in the 2012 period.  On a net basis we acquired more natural gas inventory than we sold during the 2013 period, whereas we sold more natural gas inventory than we acquired during the 2012 period.  Additionally, during the 2013 period we were required to utilize significantly more cash to satisfy margin requirements on derivative financial instruments associated with anticipated natural gas purchases and sales.  The reduction in cash flows provided by operating activities in the 2013 period as compared to the 2012 period was primarily the result of the aforementioned factors related to our merchant storage activities.

Investing Activities. Our investing activities for each of the periods listed above primarily relate to the continued expansion of our Pine Prairie and Southern Pines facilities and the acquisition of the related base gas required to operate these facilities.

Financing Activities. Our financing activities primarily consist of (i) the payment of distributions to our unitholders and general partner, (ii) funding of capital expansion efforts (including organic growth projects and acquisitions), (iii) proceeds from the issuance of additional partnership units and (iv) borrowings and repayments under our credit agreement associated with inventory purchases and sales (including related derivatives) in conjunction with our merchant storage activities. Changes in cash flows related to financing activities in the 2013 period as compared to the 2012 period were primarily associated with our merchant storage activities as discussed above in “Operating Activities”.  Additional borrowings were incurred under our credit facility during the 2013 period to fund  merchant storage activities whereas in the 2012 period, amounts outstanding under our credit facility associated with merchant storage activities were repaid.

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

Capital Expenditures. We currently forecast capital expansion expenditures for 2013 of approximately $41 million to $45 million (including capitalized interest), primarily related to the ongoing expansion of our Pine Prairie and Southern Pines facilities and the related base gas required to operate the facilities. Expansion capital expenditures for the three months ended March 31, 2013 were approximately $9.6 million. We expect to fund our capital expenditures with cash generated from operations, borrowings under our credit agreement and equity issuances under our equity distribution agreement. Additionally, we are forecasting approximately $0.6 million of maintenance capital expenditures in 2013, of which approximately $0.2 million was incurred through March 31, 2013.

Distributions to Unitholders and General Partner. We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On May 15, 2013, we will pay a quarterly distribution of $0.3575 per unit on our common units and Series A subordinated units.

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

Contingencies

See Note 11 to the condensed consolidated financial statements.

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

The following table includes our best estimate of the amounts and timing of the payments due under our contractual obligations as of March 31, 2013 (in millions):

	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt, interest and fees(1)	$556.1	$12.7	$14.2	$209.5	$319.7	$—	$—
Storage / transportation agreements and leases	25.9	9.3	7.2	4.6	2.5	2.2	0.1
Purchase obligations(2)	19.5	6.0	1.9	1.8	1.9	1.9	6.0
Other long-term liabilities	2.4	1.2	0.6	0.3	0.2	0.1	—
Subtotal	$603.9	$29.2	$23.9	$216.2	$324.3	$4.2	$6.1
Natural gas purchases (3)	63.4	14.1	40.6	5.0	3.7	—	—
Total	$667.3	$43.3	$64.5	$221.2	$328.0	$4.2	$6.1

(1)                      Includes interest payments and commitment fees on our senior unsecured credit agreement and note payable to PAA.

(2)                      Primarily includes amounts related to utility contracts and capital expansion activities.

(3)                      Amounts are based on estimated volumes and market prices of committed obligations as of March 31, 2013. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit and Parental Guarantees. Our $550 million senior unsecured credit agreement provides us with the ability to issue letters of credit. In connection with our use of certain leased storage and transportation assets and the purchase of natural gas by our commercial optimization company, we have periodically provided certain suppliers and counterparties with irrevocable standby letters of credit to secure our obligations for such purchases. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our consolidated balance sheet in the month the services are provided or when we take delivery of the natural gas purchased. In certain instances, parental guarantees have been provided by PAA in lieu of letters of credit. As of March 31, 2013, we had approximately $10.2 million of outstanding letters of credit under our credit agreement. Additionally, approximately $15 million of parental guarantees issued by PAA on behalf of PNG Marketing were outstanding as of March 31, 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

For discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Item 7 of our 2012 Annual Report on Form 10-K.

Forward-Looking Statements

All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements incorporating the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” as well as similar expressions and statements regarding our business strategy, plans and objectives for future operations. The absence of these words, however, does not mean that the statements are not forward-looking. These statements reflect our current views with respect to future events, based on what we believe to be reasonable assumptions. Certain factors could cause actual results to differ materially from the results anticipated in the forward-looking statements. The most important of these factors include, but are not limited to:

•                                          factors affecting demand for natural gas storage services and the rates we are able to charge for such services, including the balance between the supply of and demand for natural gas, the number of customers competing to acquire such services and the availability of alternatives to the services we offer;

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

•                                          risks related to the ownership, development and operation of natural gas storage facilities, including the risk of explosions at our facilities;

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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A of our 2012 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

Commodity Price Risk

We utilize natural gas derivatives to hedge commodity price risk inherent in our operations.  Our objectives for these derivatives include hedging anticipated purchases and sales, stored inventory and to manage our anticipated base gas requirements and storage capacity utilization associated with natural gas or the related storage of natural gas.  We manage these exposures with various instruments, including exchange-cleared futures, swaps and options.  See Note 10 to our condensed consolidated financial statements for further discussion regarding our hedging strategies and objectives.

Interest Rate Risk

We utilize interest rate derivatives to hedge interest rate risk associated with our variable rate debt.  Our objective for these derivatives is to hedge the cash flow variability associated with our interest payments as a result of market fluctuations in interest rates.  We manage these exposures with over-the-counter, LIBOR-based interest rate swaps.  See Note 10 to our condensed consolidated financial statements for further discussion regarding our hedging strategies and objectives.

The fair value of our derivatives as of March 31, 2013 and the change in fair value that would be expected from a 10% price/rate increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Increase(1)	Effect of 10% Decrease(1)
Natural gas derivatives	$(13.9)	$(7.6)	$7.6
Interest rate derivatives	$(0.7)	$0.1	$(0.1)

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceeding other than legal proceedings arising in the ordinary course of our business. See Note 11 to the condensed consolidated financial statements for additional discussion regarding legal proceedings.

Item 1A. Risk Factors

For a discussion regarding our risk factors, see Item 1A of our 2012 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

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

PAA NATURAL GAS STORAGE, L.P.

	By:	PNGS GP LLC, its general partner

Date: May 8, 2013	By:	/s/ GREG L. ARMSTRONG
		Name:	Greg L. Armstrong
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	By:	/s/ DEAN LIOLLIO
		Name:	Dean Liollio
		Title:	President

Date: May 8, 2013	By:	/s/ AL SWANSON
		Name:	Al Swanson
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1		—	Certificate of Limited Partnership of PAA Natural Gas Storage, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.2		—

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

3.4		—	Certificate of Formation of PNGS GP LLC (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (333-164492) filed on January 25, 2010).

3.5		—	Amended and Restated Limited Liability Company Agreement of PNGS GP LLC dated May 5, 2010 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

10.1	*	—	Form of PNG LTIP Grant Letter for Officers (February 2013).

10.2	*	—	Form of Special PAA LTIP Grant Letter (February 2013).

31.1	*	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	*	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	*	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2	*	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS*		—	XBRL Instance Document

101.SCH*		—	XBRL Taxonomy Extension Schema Document

101.CAL*		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*		—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		—	XBRL Taxonomy Extension Presentation Linkbase Document

*         Filed herewith.