Form 10-Q
period 2013-09-30
PAA NATURAL GAS STORAGE LP
filed 2013-11-06
CIK 1481506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 61,158,699 common units outstanding.

PAA NATURAL GAS STORAGE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except units)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,102	$650
Trade accounts receivable and other receivables, net	16,850	25,993
Natural gas inventory	54,358	59,685
Other current assets	9,923	8,065
Total current assets	82,233	94,393

PROPERTY AND EQUIPMENT	1,392,455	1,363,525
Accumulated depreciation, depletion and amortization	(65,214)	(49,607)
	1,327,241	1,313,918
OTHER ASSETS
Base gas	60,912	54,091
Goodwill	325,470	325,470
Intangibles and other assets, net	67,692	81,197
Total other assets, net	454,074	460,758
Total assets	$1,863,548	$1,869,069

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,502	$27,621
Short-term debt	46,437	76,715
Total current liabilities	77,939	104,336

LONG-TERM LIABILITIES
Note payable to PAA	200,000	200,000
Long-term debt under credit agreement	303,263	305,385
Other long-term liabilities	9,351	8,406
Total long-term liabilities	512,614	513,791
Total liabilities	590,553	618,127

COMMITMENTS AND CONTINGENCIES (NOTE 12)

PARTNERS’ CAPITAL
Common unitholders (61,158,699 units issued and outstanding at September 30, 2013)	1,028,905	1,013,848
Subordinated unitholders (25,434,351 units issued and outstanding at September 30, 2013)	219,696	225,123
General partner	29,871	28,737
Accumulated other comprehensive income/(loss)	(5,477)	(16,766)
Total partners’ capital	1,272,995	1,250,942
Total liabilities and partners’ capital	$1,863,548	$1,869,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
REVENUES
Firm storage services	$35,463	$36,364	$107,020	$105,646
Hub services	1,926	2,175	5,928	7,647
Natural gas sales	17,420	26,001	182,362	158,621
Other	658	1,587	4,648	3,076
Total revenues	55,467	66,127	299,958	274,990

COSTS AND EXPENSES
Storage-related costs	3,312	4,448	11,449	15,468
Natural gas sales costs	19,363	24,736	178,535	152,081
Field operating costs	3,372	2,974	10,625	9,030
General and administrative expenses	4,959	4,641	15,713	14,304
Depreciation, depletion and amortization	9,693	9,461	29,177	27,855
Total costs and expenses	40,699	46,260	245,499	218,738

OPERATING INCOME	14,768	19,867	54,459	56,252

OTHER INCOME/(EXPENSE)
Interest expense (net of capitalized interest of $971, $1,573, $3,126 and $6,094, respectively)	(2,624)	(1,973)	(7,752)	(5,350)
Other income/(expense), net	(8)	(5)	(23)	12
NET INCOME	$12,136	$17,889	$46,684	$50,914

NET INCOME AVAILABLE TO LIMITED PARTNERS	$11,670	$17,314	$45,082	$49,243

NET INCOME PER LIMITED PARTNER UNIT
Common and Series A subordinated units(1) (Basic)	$0.16	$0.24	$0.62	$0.69
Common and Series A subordinated units(1) (Diluted)	$0.16	$0.24	$0.62	$0.69
WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING
Common and Series A subordinated units(1) (Basic)	73,086	71,136	72,223	71,131
Common and Series A subordinated units(1) (Diluted)	73,401	71,253	72,499	71,248

(1)         Excludes Series B subordinated units. See Note 8, “Net Income per Limited Partner Unit.”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income	$12,136	$17,889	$46,684	$50,914
Other comprehensive income/(loss)	2,979	(4,064)	11,289	(19,108)
Comprehensive income	$15,115	$13,825	$57,973	$31,806

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statement of Changes in Accumulated Other Comprehensive Income/(Loss)

(in thousands)

Total
(unaudited)
Balance, December 31, 2012	$(16,766)
Reclassification adjustments	14,890
Deferred gain/(loss) on cash flow hedges, net	(3,601)
Total period activity	11,289
Balance, September 30, 2013	$(5,477)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,684	$50,914
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	29,177	27,855
Equity-indexed compensation expense	4,040	3,601
Change in assets and liabilities:
Trade accounts receivable and other	17,202	(5,535)
Natural gas inventory	9,568	6,047
Accounts payable and other liabilities	1,925	(13,969)
Net cash provided by operating activities	108,596	68,913
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(27,860)	(43,444)
Net cash received/(paid) for sales and purchases of base gas	(8,542)	(280)
Other investing activities	—	1
Net cash used in investing activities	(36,402)	(43,723)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings/(repayments) under credit agreement	(30,277)	12,146
Net long-term borrowings/(repayments) under credit agreement	(2,123)	41,754
Net proceeds from the issuance of common units	40,525	—
Costs incurred in connection with financing arrangements	(416)	(386)
Contributions from general partner	842	4
Distributions paid to unitholders	(77,447)	(76,285)
Distributions paid to general partner	(2,257)	(2,223)
Distribution equivalent right payments	(589)	(248)
Net cash provided by/(used in) financing activities	(71,742)	(25,238)
Net increase/(decrease) in cash and cash equivalents	452	(48)
Cash and cash equivalents, beginning of period	650	496
Cash and cash equivalents, end of period	$1,102	$448

Cash paid for:
Interest, net of amounts capitalized	$7,149	$5,169
Income taxes, net of amounts refunded	$190	$—
Non-cash items
Increase/(decrease) in accrued capital expenditures	$1,070	$(463)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAA Natural Gas Storage, L.P. and Subsidiaries

Condensed Consolidated Statement of Changes in Partners’ Capital

(in thousands)

	Partners’ Capital				Accumulated
	Limited Partners				Other
		Subordinated		General	Comprehensive
	Common	Series A	Series B	Partner	Income/(Loss)	Total
Balance at December 31, 2012	$1,013,848	$123,332	$101,791	$28,737	$(16,766)	$1,250,942

Net income	37,709	7,373	—	1,602	—	46,684
Equity-indexed compensation expense	2,114	—	—	948	—	3,062
Distributions to unitholders and general partner	(64,647)	(12,800)	—	(2,257)	—	(79,704)
Distribution equivalent rights paid or accrued	(464)	—	—	—	—	(464)
Issuance of common units, net of offering costs	40,345	—	—	837	—	41,182
Contributions from general partner	—	—	—	4	—	4
Change in deferred gain/(loss) on cash flow hedges, net	—	—	—	—	11,289	11,289
Balance at September 30, 2013	$1,028,905	$117,905	$101,791	$29,871	$(5,477)	$1,272,995

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

We currently own and operate three natural gas storage facilities located in Louisiana, Mississippi and Michigan. Our Pine Prairie and Southern Pines facilities are recently constructed, high-deliverability salt cavern natural gas storage complexes located in Evangeline Parish, Louisiana and Greene County, Mississippi, respectively. Our Bluewater facility is a depleted reservoir natural gas storage complex located approximately 50 miles from Detroit in St. Clair County, Michigan. As of September 30, 2013, through these facilities, PNG had a total of nine operational salt storage caverns and two depleted reservoirs used for natural gas storage, with an aggregate owned working gas storage capacity of approximately 97 billion cubic feet (“Bcf”). We also own PNG Marketing, LLC, a wholly owned commercial optimization company that captures short-term market opportunities by leasing a portion of our storage capacity and engaging in related commercial marketing activities.

As of September 30, 2013, PAA owned approximately 63% of the equity interests in the Partnership, including our 2.0% general partner interest and limited partner interests consisting of 28,155,526 common units, 11,934,351 Series A subordinated units and 13,500,000 Series B subordinated units.

The condensed consolidated interim financial statements include the accounts of PNG and its subsidiaries, all of which are wholly owned, and should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2012 Annual Report on Form 10-K. The financial statements have been prepared in accordance with the instructions for interim reporting as prescribed by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications do not affect net income attributable to the Partnership. The condensed balance sheet data as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2013 should not be taken as indicative of the results to be expected for the full year.

As used in this document, the terms “we,” “us,” “our” and similar terms refer to the Partnership, unless the context indicates otherwise.

Note 2—Recent Accounting Pronouncements

Other than as discussed below and in our 2012 Annual Report on Form 10-K, no new accounting pronouncements have become effective or have been issued during the nine months ended September 30, 2013 that are of significance or potential significance to us.

In February 2013, the FASB issued guidance requiring an entity to present either in a single note or parenthetically on the face of the financial statements (i) the amount of significant items reclassified from each component of accumulated other comprehensive income (“AOCI”) and (ii) the income statement line items affected by the reclassification. This guidance became effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance during the first quarter of 2013. During the three and nine months ended September 30, 2013 and 2012, all reclassifications out of AOCI were related to derivative instruments. Other than requiring disclosure, which is included in Note 10, our adoption did not have an impact on our financial position, results of operations or cash flows.

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

Note 3—Proposed Merger with Plains All American Pipeline, L.P.

On October 22, 2013, the Partnership announced that it had entered into an Agreement and Plan of Merger with Plains All American Pipeline, L.P., a Delaware limited partnership (“PAA”), PAA Acquisition Company LLC., a Delaware limited liability company and wholly-owned subsidiary of PAA (“MergerCo”), and PNGS GP LLC, a Delaware limited liability company and the general partner of the Partnership (“PNG GP”).

The conflicts committee of the board of directors of PNG GP (the “PNG Conflicts Committee”) approved the Merger Agreement and the Merger Transactions and determined that the Merger Agreement and the Merger Transactions are fair and reasonable to the Partnership and to the holders of PNG common units (as defined below) unaffiliated with PAA. The PNG Conflicts Committee has caused PNG GP to approve the Merger Agreement and the Merger Transactions and directed that the Merger Agreement and the Merger Transactions be submitted to the unitholders of the Partnership at a special meeting of the unitholders for approval. The PNG Conflicts Committee recommended that the unitholders of the Partnership vote in favor of the proposal to approve the Merger Agreement and the Merger Transactions at the special meeting of the unitholders.

PAA owns 100% of the membership interests in PNG GP, approximately 46% of the Partnership’s 61.2 million outstanding common units (“PNG common units”) and all of the series A subordinated units and series B subordinated units (“PNG subordinated units”) representing limited partner interests in the Partnership. Pursuant to the Merger Agreement, MergerCo will merge with and into the Partnership at the effective time of the merger, with the Partnership surviving (the “Merger”), such that following the Merger, PNG GP will remain a wholly-owned subsidiary of PAA and the sole general partner of the Partnership, and PAA will be the sole limited partner of the Partnership. Except for the PNG common units owned by PAA, all PNG common units outstanding as of the effective time of the Merger will be cancelled and converted into the right to receive 0.445 common units representing limited partnership interests of PAA (“PAA common units”) per PNG common unit. The transaction is expected to result in approximately 14.7 million additional common units being issued by PAA.  In connection with the closing of the Merger, the owners of PAA’s general partner have agreed to reduce their incentive distribution rights under PAA’s agreement of limited partnership by $12 million in each of 2014 and 2015, $10 million in 2016 and $5 million per year thereafter. All of the PNG common units and PNG subordinated units owned by PAA will be unchanged and remain issued and outstanding representing limited partnership interests of the surviving entity, and no consideration will be delivered in respect thereof. Incentive distribution rights of PNG, which are owned by PNG GP, will also be unchanged and remain outstanding as incentive distribution rights of the surviving entity, and no consideration will be delivered in respect thereof. No fractional PAA common units will be issued in the Merger. Holders of PNG common units, other than PAA, will receive cash in lieu of receiving any fractional PAA common unit to which any holder of PNG common units would otherwise have been entitled in an amount equal to such fractional interest multiplied by the average of the closing price of PAA common units for the ten consecutive NYSE full trading days ending at the closing of the trading day on the last NYSE full trading day immediately preceding the day the merger closes. The parties anticipate that the Merger will close in the latter half of the fourth quarter of 2013, or early in the first quarter of 2014, pending the satisfaction of certain customary conditions thereto, and that the previously announced quarterly distribution of $0.3575 per PNG common unit payable to holders of record of such units on November 1, 2013 will be paid on November 14, 2013 as scheduled.

The Merger Agreement contains customary representations, warranties, covenants and agreements by each of the parties. Completion of the Merger is conditioned upon, among other things: (1) approval of the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger (the “Merger Transactions”), by the affirmative vote of holders, as of the record date of the special meeting of the Partnership’s unitholders (including PAA), of a majority of the outstanding PNG common units, voting as a class, and a majority of the outstanding PNG subordinated units, voting as a class; (2) all required filings, consents, approvals, permits and authorizations in connection with the Merger having been made or obtained; (3) the absence of legal injunctions or impediments prohibiting the Merger Transactions; (4) the effectiveness of a registration statement on Form S-4 with respect to the issuance of PAA common units in the Merger; and (5) approval of the listing on the New York Stock Exchange, subject to official notice of issuance, of the PAA common units to be issued in the Merger.

Pursuant to the Merger Agreement, PAA has agreed to vote the PNG common units and the PNG subordinated units owned beneficially or of record by it or any of its subsidiaries in favor of the merger proposal, including the 28,155,526 PNG common units currently held by PAA and the 25,434,351 PNG subordinated units currently held by PAA, which units represent approximately 46% of the outstanding PNG common units and 100% of the outstanding PNG subordinated units.

The Merger Agreement contains provisions granting both the Partnership and PAA the right to terminate the Merger Agreement for certain reasons, including, among others, if: (1) the Merger is not completed on or before April 30, 2014; (2) any governmental authority has issued a final and nonappealable statute, rule, order, decree or regulation enjoining or prohibiting consummation of the Merger; (3) under certain conditions, there has been a material breach of any of the representations, warranties, covenants or agreements set forth in the Merger Agreement by a party to the Merger Agreement which is not cured within 30 days following receipt by the breaching party of written notice from the non-breaching party; (4) the Partnership does not obtain the requisite unitholder approval of the Merger Agreement and the Merger Transactions at a special meeting of unitholders; or (5) either the PNG GP board of directors or the PNG Conflicts Committee, in accordance with the Merger Agreement, changes its recommendation to the unitholders of the Partnership with respect to approving the Merger Agreement and the Merger Transactions or publicly proposes to approve, adopt or recommend another proposal or offer from a third party relating to the acquisition of the Partnership (a “PNG Change in Recommendation”).

All costs and expenses incurred in connection with the Merger Agreement and the Merger Transactions will be paid by the party incurring such costs and expenses, except that if the Merger Agreement is terminated due to a PNG Change in Recommendation, the Partnership will pay the expenses incurred by PAA and if the Merger Agreement is terminated due to a material breach, the breaching party will pay the expenses incurred by the non-breaching party, in each case not to exceed $5 million.

During the three and nine months ended September 30, 2013, the Partnership incurred approximately $0.7 million in costs directly relating to the merger for investment banking fees, legal fees, and other transaction costs. Such amounts are reflected as a component of general and administrative expenses in our condensed consolidated statements of operations.

Note 4—Accounts Receivable

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At September 30, 2013 and December 31, 2012, substantially all of our accounts receivable were current and we had no allowance for doubtful accounts.

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

Note 5—Inventory and Base Gas

Inventory and base gas consisted of the following as of the dates indicated (volumes and carrying values in thousands):

	September 30, 2013			December 31, 2012
		Unit of	Carrying		Unit of	Carrying
	Volumes	Measure	Value (1)	Volumes	Measure	Value (1)
Inventory
Natural gas (2)(3)(4)	15,167	Mcf	$54,358	20,374	Mcf	$59,685
Base Gas
Natural gas (5)(6)	17,615	Mcf	60,912	15,755	Mcf	54,091
Total			$115,270			$113,776

(1)         Carrying value represents a weighted-average associated with various locations; accordingly, these values may not coincide with any published benchmarks for such products.

(2)         Includes fuel inventory held for operational purposes.

(3)         As of December 31, 2012, the carrying value of natural gas inventory reflects lower of cost or market adjustments of approximately $4.3 million. No lower of cost or market adjustments were included in the carrying value of natural gas inventory as of September 30, 2013. Lower of cost or market adjustments are reflected as a component of natural gas sales costs in our condensed consolidated statement of operations. The impacts of such adjustments are generally offset by the recognition of unrealized gains on derivative instruments being utilized to hedge the future sales of our natural gas inventory.

(4)         Natural gas inventory balances exclude derivative gains and losses associated with settled derivatives that were entered into to hedge natural gas inventory purchases.  As of September 30, 2013, net deferred gains of approximately $4.8 million associated with settled derivatives are reflected as a component of accumulated other comprehensive income/(loss) in our condensed consolidated balance sheet. Such amounts will be reclassified to earnings in conjunction with an earnings impact associated with the applicable purchase of inventory (typically when such inventory is sold).

(5)         As of September 30, 2013, we had outstanding loan agreements against base gas totaling approximately 5.0 Bcf of natural gas, which is scheduled to be returned to us by April 30, 2014 in accordance with the terms of the agreements.

(6)         During the nine months ended September 30, 2013, we purchased approximately 1.6 Bcf of additional base gas. Net cash payments of approximately $1.8 million were made during the nine months ended September 30, 2013 associated with the settlement of derivatives hedging base gas purchases. Such amounts are reflected as a component of accumulated other comprehensive income/(loss) in our condensed consolidated balance sheet as of September 30, 2013.

Note 6 — Goodwill

The table below reflects our changes in goodwill for the period indicated (in thousands):

Total
Balance, December 31, 2012	$325,470
2013 Goodwill Related Activity:
Acquisitions	—
Purchase price accounting adjustments and other	—
Balance, September 30, 2013	$325,470

Note 7—Debt

Debt consisted of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2013	2012
Short-Term Debt
Senior unsecured revolving credit facility, bearing a weighted-average interest rate of 2.0% and 2.1% at September 30, 2013 and December 31, 2012, respectively (1)(2)	$46,437	$76,715
Total short-term debt	46,437	76,715

Long-Term Debt
Senior unsecured revolving credit facility, bearing a weighted-average interest rate of 2.0% and 2.1% at September 30, 2013 and December 31, 2012, respectively (1)(2)	103,263	105,385
GO Bond Term Loans, bearing a weighted-average interest rate of 1.5% at both September 30, 2013 and December 31, 2012, respectively (2)	200,000	200,000
Promissory note due to PAA bearing interest of 4.0% at both September 30, 2013 and December 31, 2012 (2)	200,000	200,000
Total long-term debt	503,263	505,385
Total debt (1)(2)	$549,700	$582,100

(1)         We classify as short-term debt any borrowings under our senior unsecured revolving credit facility that have been designated as working capital borrowings and must be repaid within one year. Such borrowings are primarily related to a portion of our funded hedged natural gas inventory (which includes the impact of cash settled derivative positions associated with owned inventory) and NYMEX margin requirements. Approximately $0.2 million and $0.9 million of interest expense attributable to such borrowings is reflected as a component of natural gas sales costs in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013, respectively; and approximately $0.4 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

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

Our revolving credit facility includes the ability to issue letters of credit. As of September 30, 2013, we had approximately $2.5 million of outstanding letters of credit under our revolving credit facility.

Total borrowings under our credit agreement for the nine months ended September 30, 2013 and 2012 were approximately $324.1 million and $188.0 million, respectively. Total repayments under our credit agreement were approximately $356.5 million and $241.9 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, we were in compliance with the covenants required by our credit agreement.

Interest payments on the PAA Promissory Note are paid semiannually on the last business day of June and December.  Interest paid to PAA during the nine months ended September 30, 2013 was approximately $4.0 million. Accrued interest payable due under the PAA Promissory Note (which is reflected as a component of accounts payable and accrued liabilities in our condensed consolidated balance sheet) was approximately $2.0 million as of September 30, 2013. There was no accrued interest payable due under the PAA Promissory Note as of December 31, 2012.

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

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$12,136	$17,889	$46,684	$50,914
General partner’s incentive distribution	(228)	(222)	(682)	(666)
General partner’s 2% ownership interest	(238)	(353)	(920)	(1,005)
Net income available to limited partners	11,670	17,314	45,082	49,243
Undistributed earnings allocated and distributions to participating securities (1)	(149)	(83)	(464)	(248)
Net income available to limited partners in accordance with application of the two-class method for MLPs	$11,521	$17,231	$44,618	$48,995

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income amongst limited partner interests:
Net income allocable to common units	$9,640	$14,340	$37,245	$40,775
Net income allocable to Series A subordinated units	1,881	2,891	7,373	8,220
Net income allocable to Series B subordinated units (2)	—	—	—	—
Net income available to limited partners in accordance with application of the two-class method for MLPs	$11,521	$17,231	$44,618	$48,995

Denominator:
Basic weighted average number of limited partner units outstanding: (2)(3)(4)
Common units	61,152	59,202	60,289	59,197
Series A subordinated units	11,934	11,934	11,934	11,934
Series B subordinated units	13,500	13,500	13,500	13,500

Diluted weighted average number of limited partner units outstanding: (2)(3)(4)
Common units	61,467	59,319	60,565	59,314
Series A subordinated units	11,934	11,934	11,934	11,934
Series B subordinated units	13,500	13,500	13,500	13,500

Basic and diluted net income per limited partner unit: (2)(3)(4)
Common units	$0.16	$0.24	$0.62	$0.69
Series A subordinated units	$0.16	$0.24	$0.62	$0.69
Series B subordinated units	$—	$—	$—	$—

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

(4)         The conversion of (i) our Series A subordinated units to common units and (ii) our Series B subordinated units to Series A subordinated units or common units is subject to certain performance conditions. None of these performance conditions had been satisfied as of September 30, 2013 therefore, there is no dilutive impact of such units in our determination of diluted net income per limited partner unit.

Note 9—Partners’ Capital and Distributions

Outstanding Units

From December 31, 2012 through September 30, 2013, changes in our issued and outstanding common, Series A subordinated or Series B subordinated units were as follows:

		Subordinated
	Common	Series A	Series B	Total
Balance, December 31, 2012	59,205,075	11,934,351	13,500,000	84,639,426
Issuance of common units	1,953,624	—	—	1,953,624
Balance, September 30, 2013	61,158,699	11,934,351	13,500,000	86,593,050

Distributions

The following table details the distributions on our common and Series A subordinated units declared for 2013 quarterly periods or paid during the nine months ended September 30, 2013 (in thousands, except per unit amounts):

		Distributions Paid
			Series A
		Common	Subordinated	General Partner			Distribution
Date Declared	Date Paid or To Be Paid	Units	Units	Incentive	2%	Total	per unit

October 1, 2013	November 14, 2013 (1)	$21,864	$4,267	$258	$503	$26,892	$0.3575
July 8, 2013	August 14, 2013	$21,860	$4,267	$258	$503	$26,888	$0.3575
April 8, 2013	May 15, 2013	$21,621	$4,267	$255	$499	$26,642	$0.3575
January 7, 2013	February 14, 2013	$21,165	$4,267	$251	$491	$26,174	$0.3575

(1)         Payable to unitholders of record on November 1, 2013, for the period July 1, 2013 through September 30, 2013.

Equity Offerings

During the first quarter of 2013, we entered into an equity distribution agreement with a financial institution pursuant to which we may offer and sell, through this financial institution as our sales agent, common units representing limited partner interests having an aggregate offering price of up to $75 million. Sales of such common units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed upon by our sales agent and us. Under the terms of the agreement, we have the option to sell common units to our sales agent as principal for its own account at a price to be agreed upon at the time of the sale. For any such sales, we will enter into a separate terms agreement with the sales agent.  Through September 30, 2013, we issued an aggregate of 1.9 million common units under this agreement, generating net proceeds (after offering costs of approximately $0.7 million) of approximately $41.2 million, including our general partner’s proportionate capital contribution.

Note 10—Equity-Indexed Compensation

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

Consolidated Equity-Indexed Compensation Information

Our equity-indexed compensation activity for awards denominated in PNG units issued under the 2010 LTIP Plan is summarized in the following table (units in thousands):

	Units (1)	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2012	619	$15.75
Granted	412	$17.51
Vested	(24)	$18.88
Cancelled or forfeited	(3)	$13.33
Outstanding, September 30, 2013 (2)	1,004	$16.49

(1)                  Amounts do not include Special PAA awards or transaction awards granted by PAA.

(2)                  Includes approximately 850,000 equity-classified awards and 154,000 liability-classified awards.

The tables below summarize the expense recognized and cash settled vestings related to equity-indexed compensation awards during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Liability Awards	Equity Awards	Liability Awards	Equity Awards
Equity-indexed compensation expense (1)(2)	$157	$353	$978	$3,062
LTIP cash settled vestings (3)	$—	$—	$1,204	$—
Distribution equivalent right payments	$5	$150	$14	$589
LTIP unit settled vestings (4)		11		11

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Liability Awards	Equity Awards	Liability Awards	Equity Awards
Equity-indexed compensation expense (1)(2)	$278	$952	$566	$3,035
LTIP cash settled vestings (3)	$—	$—	$740	$—
Distribution equivalent right payments	$7	$83	$19	$248
LTIP unit settled vestings (4)		11		11

(1)         Includes expense associated with transaction awards granted by PAA and denominated in PNG units owned by PAA. These awards, which were granted in September 2010, are not included in units outstanding above. The entire economic burden of these agreements will be borne solely by PAA and will not impact our cash or units outstanding. The individuals that received these awards are officers of PAA and PNG, and because they also serve as officers of PNG and PNG benefits as a result of the services they provide, we recognize the grant date fair value of these awards as compensation expense over the service period, with such expense recognized as a capital contribution. We recognized approximately $0.2 million and $0.6 million of compensation expense associated with these equity-classified awards during the three and nine months ended September 30, 2013, respectively; and approximately $0.2 million and $1.0 million for the three and nine months ended September 30, 2012, respectively.

(2)         Includes expense associated with Special PAA awards granted by PAA in February 2013. The entire economic burden of these awards will be borne solely by PAA and will not impact our cash or units outstanding. We recognized approximately $0.1 million and $0.3 million of compensation expense associated with these equity-classified awards during the three and nine months ended September 30, 2013, respectively.

(3)         Includes cash payments made in conjunction with the settlement of PAA common unit denominated LTIP awards.

(4)         Amounts represent number of units vested.

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

Commodity Price Risk Hedging

We utilize derivatives to manage exposure associated with commodity price risk and to optimize profits as follows:

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

In conjunction with our merchant storage activities, we typically enter into a spread position to hedge both purchases and sales of natural gas in the respective months.  The hedging instrument for each respective month is cash settled concurrent with the applicable physical transaction.  This enables us to maintain a balanced position when our hedging instruments are aggregated with physical purchases and sales.  The fair value of our derivative spread positions is exposed to changes in the spread (the price difference between two distinct months).  However, the fair value of our derivative spread positions is not exposed to changes in outright prices and is offset by the corresponding change in fair value of the physical position that is being hedged.

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

The risk management strategies we utilize to manage commodity price risk exposure associated with these core activities include the use of exchange-cleared futures (including basis and index futures) and options. The following table summarizes open derivative positions utilized in commodity price risk management strategies as of September 30, 2013:

	Notional Volume (Short)/Long (1)	Remaining Tenor (1)
Anticipated net base gas purchases	1.2 Bcf	April 2016
Anticipated natural gas sales of owned inventory (2)	(15.1) Bcf	December 2013
Anticipated natural gas inventory purchases	9.3 Bcf	November 2014
Anticipated natural gas inventory sales (3)	(9.3) Bcf	April 2014
Anticipated sales of crude oil	(3,000) bbls	December 2013

(1)         Volumes presented represent the aggregate position through the month noted.

(2)         Notional volumes presented represent hedged forecasted sales of natural gas inventory owned as of September 30, 2013.

(3)         Notional volumes presented represent hedged forecasted sales of anticipated future natural gas purchases.

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

A summary of the impact of our derivative activities recognized in earnings for the three and nine months ended September 30, 2013 and 2012, is as follows (in thousands):

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Derivatives in Hedging Relationships				Derivatives in Hedging Relationships
Location of gain/(loss)	Gain/(Loss) reclassified from AOCI into income (effective portion) (1)	Gain/(Loss) recognized directly into income (ineffective portion)	Derivatives not designated as a hedge (2)	Total	Gain/(Loss) reclassified from AOCI into income (effective portion) (1)	Gain/(Loss) recognized directly into income (ineffective portion)	Derivatives not designated as a hedge (2)	Total
Commodity Derivatives:
Natural gas sales	$(1,562)	$(54)	$43	$(1,573)	$(14,327)	$(161)	$(433)	$(14,921)
Other revenues	(40)	—	—	(40)	(58)	—	—	(58)
Interest Rate Derivatives:
Interest expense	(173)	—	—	(173)	(505)	—	—	(505)
Total Gain/(Loss) on Derivatives Recognized in Net Income	$(1,775)	$(54)	$43	$(1,786)	$(14,890)	$(161)	$(433)	$(15,484)

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Derivatives in Hedging Relationships				Derivatives in Hedging Relationships
Location of gain/(loss)	Gain/(Loss) reclassified from AOCI into income (effective portion) (1)	Gain/(Loss) recognized directly into income (ineffective portion)	Derivatives not designated as a hedge (2)	Total	Gain/(Loss) reclassified from AOCI into income (effective portion) (1)	Gain/(Loss) recognized directly into income (ineffective portion)	Derivatives not designated as a hedge (2)	Total
Commodity Derivatives:
Natural gas sales	$(264)	$345	$206	$287	$13,481	$416	$(258)	$13,639
Natural gas sales costs (3)	—	—	—	—	3,877	—	—	3,877
Other revenues	64	—	—	64	(106)	—	—	(106)
Interest Rate Derivatives:
Interest expense	(126)	—	—	(126)	(347)	—	—	(347)
Total Gain/(Loss) on Derivatives Recognized in Net Income	$(326)	$345	$206	$225	$16,905	$416	$(258)	$17,063

(1)             During the three and nine months ended September 30, 2013, we reclassified losses of approximately $1.8 million and net losses of approximately $0.8 million, respectively, from AOCI to natural gas sales revenues as a result of anticipated hedged transactions that are probable of not occurring.  Additionally, during the nine months ended September 30, 2012, we reclassified gains of approximately $0.5 million from AOCI to natural gas sales revenues as a result of anticipated hedged transactions that are probable of not occurring.

(2)             Amounts include gains and losses for derivatives that did not qualify or were not designated for hedge accounting during the period.

(3)             Amounts reported as a component of natural gas sales costs in our condensed consolidated statements of operations reflect reclassifications from AOCI to earnings to offset applicable lower of cost or market adjustments to the carrying value of our natural gas inventory.

The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of September 30, 2013 (in thousands):

	As of September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$3,312	Other current assets	$(359)
	Other long-term liabilities	—	Other long-term liabilities	(1,035)
Interest rate derivatives			Accounts payable and accrued liabilities	(491)
			Other long-term liabilities	—
Total derivatives designated as hedging instruments		$3,312		$(1,885)
Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$148	Other current assets	$(785)
			Accounts payable and accrued liabilities	(5)
Total derivatives not designated as hedging instruments		$148		$(790)

Total derivatives		$3,460		$(2,675)

The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of December 31, 2012 (in thousands):

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$10,556	Other current assets	$(3,143)
	Other long-term assets	310	Other long-term assets	—
Interest rate derivatives			Accounts payable and accrued liabilities	(554)
			Other long-term liabilities	(304)
Total derivatives designated as hedging instruments		$10,866		$(4,001)
Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$5	Other current assets	$(8)
Total derivatives not designated as hedging instruments		$5		$(8)

Total derivatives		$10,871		$(4,009)

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

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our commodity derivatives, which are all exchange-cleared, are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or receipt of variation margin. As of September 30, 2013 and December 31, 2012, we had a net broker receivable of approximately $3.9 million (consisting of initial margin of $4.5 million decreased by $0.6 million of variation margin returned to us) and a net broker payable of approximately $2.4 million, respectively. Our interest rate derivatives, which are over-the-counter instruments, do not have margin requirements. At September 30, 2013 and December 31, 2012, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit standing. Although we may be required to post margin on our exchange-cleared derivatives, we do not require our over-the-counter derivative counterparties to post collateral with us.

The following tables present information about derivative related assets and liabilities that are subject to offsetting, including enforceable master netting arrangements, at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Asset Positions	Liability Positions	Asset Positions	Liability Positions

Netting Adjustments:
Gross position - asset/(liability)	$3,460	$(2,675)	$10,871	$(4,009)
Netting adjustment	(1,144)	1,144	(3,151)	3,151
Cash collateral paid/(received)	3,875	—	(2,395)	—
Net position - asset/(liability)	$6,191	$(1,531)	$5,325	$(858)

Balance Sheet Location After Netting Adjustments:
Other current assets	$6,191		$5,015
Intangibles and other assets, net	—		310
Accounts payable and accrued liabilities		$(491)		$(554)
Other long-term liabilities		(1,040)		(304)
	$6,191	$(1,531)	$5,325	$(858)

Accumulated Other Comprehensive Income

As of September 30, 2013, there was a net loss of approximately $5.5 million deferred in AOCI. Amounts deferred in AOCI include amounts associated with settled derivatives for which the underlying anticipated hedge transactions are still probable of occurring. The deferred loss in AOCI is expected to be reclassified to future earnings contemporaneously with the earnings recognition of the underlying hedged transactions. Certain underlying hedged transactions are for base gas purchases or other capital expansion expenditures. As we account for base gas as a long-term asset, which is not subject to depreciation, amounts related to base gas will not be reclassified to future earnings until such gas is sold or in the event an impairment charge is recognized in the future. Amounts related to other capital expansion activities will be reclassified to future earnings over the estimated useful life of the applicable asset. Deferred losses associated with capital expansion activities of approximately $11.6 million (including $9.3 million associated with base gas and anticipated base gas purchases) are included in AOCI as of September 30, 2013.  Of the total net loss deferred in AOCI at September 30, 2013, we expect to reclassify a net gain of approximately $6.4 million to earnings in the next twelve months. Excluding amounts associated with capital activities, the remaining net loss will be reclassified to earnings through 2014. Amounts deferred related to open derivative positions are predominately based on market prices at the current period end, thus actual amounts to be reclassified related to those positions may differ and could vary materially as a result of changes in market conditions.

Amounts recognized in AOCI for derivatives and amounts reclassified to earnings during the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commodity derivatives, net (1)	$1,281	$(4,037)	$(3,464)	$(1,289)
Interest rate derivatives, net (1)	(77)	(353)	(137)	(915)
Reclassification adjustments, net (2)	1,775	326	14,890	(16,904)
Total	$2,979	$(4,064)	$11,289	$(19,108)

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

Set forth in the table below is the Level 1 through Level 3 fair value hierarchy of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	Fair Value as of September 30, 2013				Fair Value as of December 31, 2012
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$1,276	$—	$—	$1,276	$7,720	$—	$—	$7,720
Interest rate derivatives	—	(491)	—	(491)	—	(858)	—	(858)
Total	$1,276	$(491)	$—	$785	$7,720	$(858)	$—	$6,862

(1)         Derivative assets and (liabilities) are presented above on a net basis but do not include any related cash margin deposits.

Note 12—Commitments and Contingencies

Proposed Merger Litigation

On September 13, 2013, Robert and Teresa Vicars, purported unitholders of the Partnership, filed a class action petition on behalf of the Partnership’s unitholders and a derivative suit on behalf of the Partnership against PAA, the General Partner and the directors of the General Partner in the 152nd Judicial District of Harris County, Texas (“Vicars”).  A similar class action complaint was filed against the same defendants, together with the Partnership, PAA GP LLC, Plains All American GP LLC and Plains AAP, L.P., on September 17, 2013, in the Court of Chancery of the State of Delaware by purported unitholder Stephen Ellman (“Ellman”). A third class action complaint for breach of fiduciary duties was filed against the same defendants as in the Ellman Suit, together with Merger Co., on October 2, 2013, in the United States District Court for the Southern District of Texas — Houston Division by purported unitholder The Duckpond CRT UTD 2/14/03, on behalf of itself and all others similarly situated (“Duckpond”).

The Vicars and Ellman complaints allege, among other things, that the consideration offered by PAA is unfair and inadequate and that, by pursuing a transaction that is the result of an allegedly conflicted and unfair process, the defendants have breached their duties under the Partnership’s partnership agreement as well as the implied covenant of good faith and fair dealing, and are engaging in self-dealing. These two lawsuits generally allege that: (i) the defendants are engaging in self-dealing, are not acting in good faith toward the Partnership, and have breached and are breaching their duties owed to the Partnership; (ii) the defendants are failing to properly value the Partnership and its various assets and operations and are ignoring or are not protecting against the numerous conflicts of interest arising out of the proposed transaction; and (iii) PAA, the General Partner, the Partnership and other PAA affiliates have aided and abetted the defendant directors the purpose of advancing their own interests and/or assisting such directors in connection with their breaches of their respective duties. In addition, Ellman further includes (i) purported derivative claims on behalf of the Partnership based on the alleged breaches of duties by the defendants and (ii) a claim that the defendants breached the implied covenant of good faith and fair dealing by engaging in a flawed merger process.  In Duckpond, the complaint alleges, among other things, that the implied price per unit materially undervalues the Partnership and is unfair to its unitholders.  The Duckpond plaintiff further alleges that the defendants who are directors and officers of the General Partner have breached their fiduciary duties of loyalty and care and the other defendants have aided and abetted in these alleged breaches. Based on these allegations, the plaintiffs generally seek to enjoin the defendants from proceeding with or consummating the merger. To the extent that the merger is implemented before relief is granted, plaintiffs seek to have the merger rescinded. The plaintiffs also seek money damages and attorneys’ fees.  In Duckpond, that plaintiff also seeks a constructive trust in favor of the purported class of PNG unitholders upon any benefits improperly received by the defendants.

The Partnership cannot predict the outcome of these or any other lawsuits that might be filed, nor can the Partnership predict the amount of time and expense that will be required to resolve these lawsuits. The Partnership intends to defend vigorously against these and any other actions. See Note 3 for a description of PAA’s proposal to acquire all of the outstanding common units of the Partnership that are held by unitholders other than PAA or its subsidiaries and to structure the proposed transaction as a merger of the Partnership with a wholly-owned subsidiary of PAA.

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

As of September 30, 2013, approximately $1.4 million of property taxes paid to Evangeline Parish under protest are reflected as a component of other current assets on our condensed consolidated balance sheet. We have not recognized any property tax expense related to these billings as they relate to property which we believe is exempt from taxes in accordance with the terms of the 2006 tax abatement agreement.

In October 2013, a Louisiana State District Court granted summary judgment in favor of the Partnership and ordered a full refund of all taxes previously paid by the Partnership under protest, plus interest as provided by applicable law.  The Court also granted the Partnership’s request for permanent injunction prohibiting the Evangeline Parish Assessor and Sheriff from issuing any future tax assessments or bills on any of the property that is subject to the 2006 tax abatement arrangement. If Evangeline Parish elects to exercise its right to appeal within the allowed timeframe, the obligation of Evangeline Parish to refund all taxes previously paid under protest will be stayed pending the outcome of the appeals process.

Note 13—Operating Segments

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

Our Chief Operating Decision Maker (our Chief Executive Officer) evaluates segment performance based on measures including adjusted EBITDA and maintenance capital investment. We define adjusted EBITDA as earnings before interest expense, taxes, depreciation, depletion and amortization, equity-indexed compensation plan charges, certain gains and losses from derivative activities and other adjustments for the impact of unique and infrequent items, items outside of management’s control and/or items that are not indicative of our core operating results and business outlook, which we refer to as “selected items impacting comparability” or “selected items.”

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

The following table reflects certain financial data for our reporting segment for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$55,467	$66,127	$299,958	$274,990
Adjusted EBITDA	$27,346	$29,711	$89,485	$87,195
Maintenance capital expenditures	$122	$84	$339	$457

The following table reconciles adjusted EBITDA to consolidated net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Adjusted EBITDA	$27,346	$29,711	$89,485	$87,195
Selected items impacting adjusted EBITDA:
Equity-indexed compensation expense (1)	(388)	(1,016)	(3,176)	(3,148)
Gains/(losses) from derivative activities (2)	(1,790)	628	(1,981)	72
Merger proposal evaluation costs (3)	(715)	—	(715)	—
Depreciation, depletion and amortization	(9,693)	(9,461)	(29,177)	(27,855)
Interest expense, net of capitalized interest (4)	(2,624)	(1,973)	(7,752)	(5,350)
Net Income	$12,136	$17,889	$46,684	$50,914

(1)         Excludes equity-indexed compensation expense attributable to certain awards which will be settled in cash upon vesting.

(2)         Includes gains and losses resulting from certain derivative instruments that are related to underlying activities in future periods or the reversal of gains and losses adjusted for in prior periods to match underlying activities which occur in the current period (See Note 11).

(3)         Includes costs directly relating to the proposed merger with PAA (See Note 3).

(4)         Excludes interest expense attributable to our funded natural gas inventory (See Note 7).

Note 14—Related Party Transactions

In addition to transactions between PNG and PAA discussed in Notes 7, 9 and 10, additional activities between PNG and PAA are discussed below.

Total costs reimbursed by us to PAA for the three and nine months ended September 30, 2013, were approximately $4.6 million, and $11.1 million, respectively; and approximately $4.4 million and $13.2 million for the three and nine months ended September 30, 2012, respectively. Of these amounts, approximately $0.6 million, $2.0 million, $0.9 million and $2.7 million, during the three and nine month periods ended September 30, 2013 and 2012, respectively, were allocated costs for shared services (including personnel costs) and the remainder consisted of reimbursements for direct operating and capital costs that PAA paid on our behalf along with our allocation of insurance premiums for participation in PAA’s insurance program.

As of September 30, 2013 and December 31, 2012, PNG had amounts due to PAA of approximately $2.5 million and $0.2 million, respectively, included in accounts payable and accrued liabilities on our condensed consolidated balance sheet. Such amounts include accrued interest, if any, due under the PAA Promissory Note (see Note 7) and exclude amounts related to the firm storage agreements with PAA discussed below.

As of September 30, 2013, outstanding parental guarantees issued by PAA to third parties on behalf of PNG Marketing were approximately $15 million. No amounts were due to PAA as of September 30, 2013 under such guarantees and no payments were made to PAA under such guarantees during the nine months ended September 30, 2013. We pay PAA a quarterly fee in exchange for providing such parental guarantees. The quarterly fee, which is based on actual usage, is subject to a quarterly minimum of $12,500 regardless of utilization to cover PAA’s administrative costs. During the three and nine months ended September 30, 2013 and 2012, we incurred approximately $12,500, $42,000, $12,500 and $59,000 of expense, respectively, under our obligation to reimburse PAA for administrative costs incurred in conjunction with providing parental guarantees on our behalf.

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

During the three and nine months ended September 30, 2013, we recognized approximately $5.1 million and $10.3 million, respectively, of firm storage services revenue under these agreements. Additionally, during the nine months ended September 30, 2013, we recognized approximately $13.7 million of natural gas sales revenues from the market-based sale of natural gas owned by PNG Marketing to the applicable subsidiary of PAA at the inception of these agreements.  Subsequent inventory purchases (approximately $17.1 million and $39.7 million during the three and nine months ended September 30, 2013, respectively) and sales related to PNG Marketing’s management of this storage capacity on a cost reimbursement basis have been accounted for on a net basis in our condensed consolidated statement of operations.  Amounts due from such subsidiary of PAA under these agreements were approximately $5.2 million as of September 30, 2013. Such amounts are reflected in trade accounts receivable in our condensed consolidated balance sheet.

Natural Gas Services Agreement

Access fee revenues under our Natural Gas Services Agreement with Plains Gas Solutions, LLC were approximately $0.4 million and $1.1 million, respectively, for the three and nine months ended September 30, 2013; and $0.4 million and $1.1 million, respectively, for the three and nine months ended September 30, 2012.

Natural Gas Sales

Revenues from sales of natural gas to Plains Gas Solutions, LLC were approximately $0.2 million for the nine months ended September 30, 2012.

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

Overview of Operating Results, Capital Spending and Significant Activities

Adjusted EBITDA for the nine months ended September 30, 2013 was approximately $89.5 million, a 3% increase over adjusted EBITDA of approximately $87.2 million for the nine months ended September 30, 2012. This increase was primarily the result of incremental revenues attributable to working gas storage capacity expansions at our Pine Prairie and Southern Pines facilities, sales of crude oil associated with liquids removal activities at our Bluewater facility and results of PNG Marketing, LLC (our commercial optimization company). These increases were partially offset by a decrease in storage rates on contracts executed to replace expiring contracts on existing capacity. See “— Results of Operations” for further discussion and analysis of our operating results. Expansion capital expenditures for the nine months ended September 30, 2013 were approximately $37.2 million.

Proposed Merger With Plains All American Pipeline, L.P.

On October 22, 2013, the Partnership announced that it had entered into an Agreement and Plan of Merger with Plains All American Pipeline, L.P., a Delaware limited partnership (“PAA”), PAA Acquisition Company LLC., a Delaware limited liability company and wholly-owned subsidiary of PAA (“MergerCo”), and PNGS GP LLC, a Delaware limited liability company and the general partner of the Partnership (“PNG GP”).

The conflicts committee of the board of directors of PNG GP (the “PNG Conflicts Committee”) approved the Merger Agreement and the Merger Transactions and determined that the Merger Agreement and the Merger Transactions are fair and reasonable to the Partnership and to the holders of PNG common units (as defined below) unaffiliated with PAA. The PNG Conflicts Committee has caused PNG GP to approve the Merger Agreement and the Merger Transactions and directed that the Merger Agreement and the Merger Transactions be submitted to the unitholders of the Partnership at a special meeting of the unitholders for approval. The PNG Conflicts Committee recommended that the unitholders of the Partnership vote in favor of the proposal to approve the Merger Agreement and the Merger Transactions at the special meeting of the unitholders.

PAA owns 100% of the membership interests in PNG GP, approximately 46% of the Partnership’s 61.2 million outstanding common units (“PNG common units”) and all of the series A subordinated units and series B subordinated units (“PNG subordinated units”) representing limited partner interests in the Partnership. Pursuant to the Merger Agreement, MergerCo will merge with and into the Partnership at the effective time of the merger, with the Partnership surviving (the “Merger”), such that following the Merger, PNG GP will remain a wholly-owned subsidiary of PAA and the sole general partner of the Partnership, and PAA will be the sole limited partner of the Partnership. Except for the PNG common units owned by PAA, all PNG common units outstanding as of the effective time of the Merger will be cancelled and converted into the right to receive 0.445 common units representing limited partnership interests of PAA (“PAA common units”) per PNG common unit. The transaction is expected to result in approximately 14.7 million additional common units being issued by PAA.  In connection with the closing of the Merger, the owners of PAA’s general partner have agreed to reduce their incentive distribution rights under PAA’s agreement of limited partnership by $12 million in each of 2014 and 2015, $10 million in 2016 and $5 million per year thereafter. All of the PNG common units and PNG subordinated units owned by PAA will be unchanged and remain issued and outstanding representing limited partnership interests of the surviving entity, and no consideration will be delivered in respect thereof. Incentive distribution rights of PNG, which are owned by PNG GP, will also be unchanged and remain outstanding as incentive distribution rights of the surviving entity, and no consideration will be delivered in respect thereof. No fractional PAA common units will be issued in the Merger. Holders of PNG common units, other than PAA, will receive cash in lieu of receiving any fractional PAA common unit to which any holder of PNG common units would otherwise have been entitled in an amount equal to such fractional interest multiplied by the average of the closing price of PAA common units for the ten consecutive NYSE full trading days ending at the closing of the trading day on the last NYSE full trading day immediately preceding the day the merger closes. The parties anticipate that the Merger will close in the latter half of the fourth quarter of 2013, or early in the first quarter of 2014, pending the satisfaction of certain customary conditions thereto, and that the previously announced quarterly distribution of $0.3575 per PNG common unit payable to holders of record of such units on November 1, 2013 will be paid on November 14, 2013 as scheduled.

The Merger Agreement contains customary representations, warranties, covenants and agreements by each of the parties. Completion of the Merger is conditioned upon, among other things: (1) approval of the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger (the “Merger Transactions”), by the affirmative vote of holders, as of the record date of the special meeting of the Partnership’s unitholders (including PAA), of a majority of the outstanding PNG common units, voting as a class, and a majority of the outstanding PNG subordinated units, voting as a class; (2) all required filings, consents, approvals, permits and authorizations in connection with the Merger having been made or obtained; (3) the absence of legal injunctions or impediments prohibiting the Merger Transactions; (4) the effectiveness of a registration statement on Form S-4 with respect to the issuance of PAA common units in the Merger; and (5) approval of the listing on the New York Stock Exchange, subject to official notice of issuance, of the PAA common units to be issued in the Merger.

Pursuant to the Merger Agreement, PAA has agreed to vote the PNG common units and the PNG subordinated units owned beneficially or of record by it or any of its subsidiaries in favor of the merger proposal, including the 28,155,526 PNG common units currently held by PAA and the 25,434,351 PNG subordinated units currently held by PAA, which units represent approximately 46% of the outstanding PNG common units and 100% of the outstanding PNG subordinated units.

The Merger Agreement contains provisions granting both the Partnership and PAA the right to terminate the Merger Agreement for certain reasons, including, among others, if: (1) the Merger is not completed on or before April 30, 2014; (2) any governmental authority has issued a final and nonappealable statute, rule, order, decree or regulation enjoining or prohibiting consummation of the Merger; (3) under certain conditions, there has been a material breach of any of the representations, warranties, covenants or agreements set forth in the Merger Agreement by a party to the Merger Agreement which is not cured within 30 days following receipt by the breaching party of written notice from the non-breaching party; (4) the Partnership does not obtain the requisite unitholder approval of the Merger Agreement and the Merger Transactions at a special meeting of unitholders; or (5) either the PNG GP board of directors or the PNG Conflicts Committee, in accordance with the Merger Agreement, changes its recommendation to the unitholders of the Partnership with respect to approving the Merger Agreement and the Merger Transactions or publicly proposes to approve, adopt or recommend another proposal or offer from a third party relating to the acquisition of the Partnership (a “PNG Change in Recommendation”).

All costs and expenses incurred in connection with the Merger Agreement and the Merger Transactions will be paid by the party incurring such costs and expenses, except that if the Merger Agreement is terminated due to a PNG Change in Recommendation, the Partnership will pay the expenses incurred by PAA, and if the Merger Agreement is terminated due to a material breach, the breaching party will pay the expenses incurred by the non-breaching party, in each case not to exceed $5 million.

During the three and nine months ended September 30, 2013, the Partnership incurred approximately $0.7 million in costs directly relating to the merger for investment banking fees, legal fees, and other transaction costs.

See “Item 1A—Risk Factors” of this Quarterly Report for a discussion of some of the risks related to the merger and the related transactions.

Results of Operations

The tables below summarize our results of operations for the periods indicated (in thousands, except working capacity and monthly operating metrics data):

	Three Months Ended		Favorable/(Unfavorable)
	September 30,		Variance (1)
	2013	2012	$	%

Revenues
Firm storage services	$35,463	$36,364	$(901)	(2)%
Hub services and merchant storage (2)	19,346	28,176	(8,830)	(31)%
Other	658	1,587	(929)	(59)%
Total revenues	55,467	66,127	(10,660)	(16)%

Storage-related costs - Hub services and merchant storage (3)	(20,323)	(26,012)	5,689	22%
Storage-related costs - Firm storage services (4)	(2,352)	(3,172)	820	26%
Field operating costs	(3,372)	(2,974)	(398)	(13)%
General and administrative expenses	(4,959)	(4,641)	(318)	(7)%
Other income/(expense), net	(8)	(5)
Equity-indexed compensation expense	388	1,016
Merger proposal evaluation costs (5)	715	—
(Gains)/losses from derivative activities (6)	1,790	(628)
Adjusted EBITDA	$27,346	$29,711	$(2,365)	(8)%

Reconciliation to net income
Adjusted EBITDA	$27,346	$29,711	$(2,365)	(8)%
Depreciation, depletion and amortization	(9,693)	(9,461)	(232)	(2)%
Interest expense, net of capitalized interest	(2,624)	(1,973)	(651)	(33)%
Equity-indexed compensation expense	(388)	(1,016)
Merger proposal evaluation costs (5)	(715)	—
Gains/(losses) from derivative activities (6)	(1,790)	628
Net income	$12,136	$17,889	$(5,753)	(32)%

Operating Data:
Net revenue margin (7)	$34,582	$36,315	$(1,733)	(5)%
Field operating costs/ G&A/ Other	(7,236)	(6,604)	(632)	(10)%
Adjusted EBITDA	$27,346	$29,711	$(2,365)	(8)%

Average working storage capacity (Bcf)	97	89	8	9%

Monthly Operating Metrics ($/Mcf)
Net revenue margin (7)	$0.12	$0.14	$(0.02)	(14)%
Field operating costs/ G&A /Other	(0.03)	(0.03)	—	0%
Adjusted EBITDA	$0.09	$0.11	$(0.02)	(18)%

(1)         Certain variance amounts and/or percentages were intentionally omitted.

(2)         Includes revenues associated with sales of natural gas through commercial marketing activities.

(3)         Includes costs associated with natural gas sold through commercial marketing activities and storage-related costs (including fuel expense) attributable to hub services and merchant storage revenues. Also includes interest expense attributable to our funded natural gas inventory. See Note 7 to our condensed consolidated financial statements for further discussion.

(4)         Includes storage-related costs (including fuel expense) attributable to firm storage services revenues.

(5)         Includes costs directly relating to the proposed merger with PAA.  See Note 3 to our condensed consolidated financial statements for further discussion.

(6)         Includes gains and losses resulting from certain derivative instruments that are related to underlying activities in future periods or the reversal of gains and losses adjusted for in prior periods to match underlying activities which occur in the current period.  See Note 11 to our condensed consolidated financial statements for further discussion regarding our derivatives and risk management activities.

(7)         Net revenue margin equals total revenues less storage-related costs and excludes the impact, if any, of mark-to-market adjustments (gains and losses) on open derivative positions.

	Nine Months Ended		Favorable/(Unfavorable)
	September 30,		Variance (1)
	2013	2012	$	%

Revenues
Firm storage services	$107,020	$105,646	$1,374	1%
Hub services and merchant storage (2)	188,290	166,268	22,022	13%
Other	4,648	3,076	1,572	51%
Total revenues	299,958	274,990	24,968	9%

Storage-related costs - Hub services and merchant storage (3)	(182,263)	(157,564)	(24,699)	(16)%
Storage-related costs - Firm storage services (4)	(7,721)	(9,985)	2,264	23%
Field operating costs	(10,625)	(9,030)	(1,595)	(18)%
General and administrative expenses	(15,713)	(14,304)	(1,409)	(10)%
Other income/(expense), net	(23)	12
Equity-indexed compensation expense	3,176	3,148
Merger proposal evaluation costs (5)	715	—
(Gains)/losses from derivative activities (6)	1,981	(72)
Adjusted EBITDA	$89,485	$87,195	$2,290	3%

Reconciliation to net income
Adjusted EBITDA	$89,485	$87,195	$2,290	3%
Depreciation, depletion and amortization	(29,177)	(27,855)	(1,322)	(5)%
Interest expense, net of capitalized interest	(7,752)	(5,350)	(2,402)	(45)%
Equity-indexed compensation expense	(3,176)	(3,148)
Merger proposal evaluation costs (5)	(715)	—
Gains/(losses) from derivative activities (6)	(1,981)	72
Net income	$46,684	$50,914	$(4,230)	(8)%

Operating Data:
Net revenue margin (7)	$111,955	$107,369	$4,586	4%
Field operating costs/ G&A/ Other	(22,470)	(20,174)	(2,296)	(11)%
Adjusted EBITDA	$89,485	$87,195	$2,290	3%

Average working storage capacity (Bcf)	96	82	14	17%

Monthly Operating Metrics ($/Mcf)
Net revenue margin (7)	$0.13	$0.15	$(0.02)	(13)%
Field operating costs/ G&A /Other	(0.03)	(0.03)	—	0%
Adjusted EBITDA	$0.10	$0.12	$(0.02)	(17)%

(1)         Certain variance amounts and/or percentages were intentionally omitted.

(2)         Includes revenues associated with sales of natural gas through commercial marketing activities.

(3)         Includes costs associated with natural gas sold through commercial marketing activities and storage-related costs (including fuel expense) attributable to hub services and merchant storage revenues. Also includes interest expense attributable to our funded natural gas inventory. See Note 7 to our condensed consolidated financial statements for further discussion.

(4)         Includes storage-related costs (including fuel expense) attributable to firm storage services revenues.

(5)         Includes costs directly relating to the proposed merger with PAA.  See Note 3 to our condensed consolidated financial statements for further discussion.

(6)         Includes gains and losses resulting from certain derivative instruments that are related to underlying activities in future periods or the reversal of gains and losses adjusted for in prior periods to match underlying activities which occur in the current period.  See Note 11 to our condensed consolidated financial statements for further discussion regarding our derivatives and risk management activities.

(7)         Net revenue margin equals total revenues less storage-related costs and excludes the impact, if any, of mark-to-market adjustments (gains and losses) on open derivative positions.

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

The following table reconciles Non-GAAP and segment financial measures to the most directly comparable measures as reported in accordance with GAAP (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Adjusted EBITDA reconciliation
Net income	$12,136	$17,889	$46,684	$50,914
Interest expense, net of capitalized interest (1)	2,624	1,973	7,752	5,350
Depreciation, depletion and amortization	9,693	9,461	29,177	27,855
Selected items impacting adjusted EBITDA
Equity-indexed compensation expense (2)	388	1,016	3,176	3,148
Merger proposal evaluation costs (3)	715	—	715	—
(Gains)/losses from derivative activities (4)	1,790	(628)	1,981	(72)
Adjusted EBITDA	$27,346	$29,711	$89,485	$87,195

Distributable cash flow reconciliation
Net income	$12,136	$17,889	$46,684	$50,914
Depreciation, depletion and amortization	9,693	9,461	29,177	27,855
Maintenance capital expenditures	(122)	(84)	(339)	(457)
Other non cash items:
Equity-indexed compensation expense, net of cash payments	357	1,141	2,235	2,595
Merger proposal evaluation costs (3)	715	—	715	—
(Gains)/losses from derivative activities (4)	1,790	(628)	1,981	(72)
Distributable cash flow	$24,569	$27,779	$80,453	$80,835

(1)         Excludes interest expense attributable to our funded natural gas inventory. See Note 7 to our condensed consolidated financial statements for further discussion.

(2)         Excludes equity-indexed compensation expense attributable to certain awards which will be settled in cash upon vesting.

(3)         Includes costs directly relating to the proposed merger with PAA.  See Note 3 to our condensed consolidated financial statements for further discussion.

(4)         Includes gains and losses resulting from certain derivative instruments that are related to underlying activities in future periods or the reversal of gains and losses adjusted for in prior periods to match underlying activities which occur in the current period.  See Note 11 to our condensed consolidated financial statements for further discussion regarding our derivatives and risk management activities.

Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012

Revenues, Volumes and Related Costs. As noted in the table above, our total revenues net of storage-related costs decreased during the three months ended September 30, 2013 (the “2013 three-month period”) when compared to the three months ended September 30, 2012 (the “2012 three-month period”). The primary reasons for such decrease are the results of PNG Marketing, LLC (our commercial optimization company) and a decrease in crude oil sales associated with liquids removal activities at our Bluewater facility. These and other significant variances related to these periods are discussed in more detail below:

•                          Firm storage services — Firm storage services revenues decreased in the 2013 three-month period as compared to the 2012 three-month period.  Decreased storage rates on contracts executed to replace expiring contracts on existing capacity more than offset incremental revenues attributable to the expansion of our working gas capacity at our Pine Prairie and Southern Pines facilities. Also, less working gas storage capacity was retained for use by our commercial optimization company in the 2013 three-month period as compared to the 2012 three-month period.  Revenues generated through the use of storage capacity by our commercial optimization company are reflected as merchant storage revenues when natural gas we own is withdrawn from storage and sold.

•                          Hub services and merchant storage — Hub services and merchant storage revenues (which include revenues from sales of natural gas by our commercial optimization company) decreased in the 2013 three-month period as compared to the 2012 three-month period. The primary reason for the decrease in the 2013 three-month period as compared to the 2012 three-month period is due to a decrease in volumes sold, partially offset by an increase in price of natural gas sold by our commercial optimization company. The 2013 three-month period also includes a timing difference of approximately $1.8 million of losses associated with certain derivatives. The physical sales of the hedged natural gas inventory associated with these derivative position are forecasted to occur during the fourth quarter of 2013, which is later than originally estimated (for economic reasons) at the time the hedges were entered into. Although we believe such hedges are still economically effective, certain accounting requirements necessitate the recognition of the $1.8 million in losses during the third quarter of 2013. The volume and timing of natural gas sales by our commercial optimization company are largely driven by market opportunities. During 2013, market conditions facilitated the realization of merchant storage revenues to a greater extent during the first half of 2013, whereas during 2012 merchant storage revenues were realized more predominately during the latter half of the year.

•                          Other — Other revenues decreased in the 2013 three-month period as compared to the 2012 three-month period. Reasons for the decrease in the 2013 three-month period as compared to the 2012 three-month period include a decrease in crude oil sales associated with liquids removal activities at our Bluewater facility and a gain on the sale of excess fuel inventory recognized during the 2012 three-month period.

•                          Storage-related costs — Hub services and merchant storage — Hub services and merchant storage-related costs (which includes costs associated with natural gas sold by our commercial optimization company) decreased in the 2013 three-month period as compared to the 2012 three-month period. The primary reason for the decrease in the 2013 three-month period as compared to the 2012 three-month period is due to a decrease in volumes of natural gas sold by our commercial optimization company.

•                          Storage-related costs — Firm storage services — Firm storage services related costs decreased in the 2013 three-month period as compared to the 2012 three-month period. The decrease in the 2013 three-month period as compared to the 2012 three-month period is primarily due to a reduction in storage and transportation capacity leased from third parties.

Other Costs and Expenses. The significant variances are discussed further below:

•                          Field operating costs — Field operating costs increased in the 2013 three-month period as compared to the 2012 three-month period. The primary reason for such an increase in the 2013 three-month period as compared to the 2012 three-month period is attributable to growth in personnel costs and an increase in costs associated with the performance of preventative integrity management procedures.

•                          General and administrative expenses — General and administrative expenses increased in the 2013 three-month period as compared to the 2012 three-month period. The 2013 three-month period reflects an increase in certain administrative costs associated with the continued expansion of our business and includes approximately $0.7 million of costs directly relating to the proposed merger with PAA. Additionally, the increases are partially offset by a reduction in equity-indexed compensation costs in the 2013 three-month period as compared to the 2012 three-month period. This decrease is primarily attributable to a reduction in our estimate of the annualized future distribution level that we consider probable that the Partnership will achieve during the third quarter of 2013.  Such estimate is one of the factors involved in determining expense related to certain of our outstanding equity-indexed compensation awards which include requiring attainment of certain performance conditions, among other conditions, prior to vesting. Additionally, we recognized approximately $0.3 million and $0.2 million of equity-indexed compensation expense associated with equity-indexed compensation awards granted by PAA during the 2013 and 2012 three-month periods, respectively. Although we will not bear the economic burden of these awards, we benefit from the services underlying these awards.

•                          Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the 2013 three-month period as compared to the 2012 three-month period. The increase resulted primarily from an increased amount of depreciable assets resulting from capacity expansions at our Pine Prairie and Southern Pines facilities.

•                          Interest expense, net of capitalized interest — Interest expense, net of capitalized interest, increased in the 2013 three-month period when compared to the 2012 three-month period. Interest expense, on a gross basis, increased to approximately $3.6 million in the 2013 three-month period as compared to approximately $3.5 million in the 2012 three-month period due to higher average debt balances in the 2013 three-month period as compared to the 2012 three-month period. Capitalized interest decreased from approximately $1.6 million in the 2012 three-

month period to approximately $1.0 million in the 2013 three-month period. The decrease was primarily the result of an increase in assets in-service.

Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012

Revenues, Volumes and Related Costs. As noted in the table above, our total revenues net of storage-related costs increased during the nine months ended September 30, 2013 (the “2013 nine-month period”) when compared to the nine months ended September 30, 2012 (the “2012 nine-month period”). The primary reasons for such increase are incremental revenues attributable to the expansion of our working gas capacity at our Pine Prairie and Southern Pines facilities, the results of PNG Marketing, LLC (our commercial optimization company) and an increase in crude oil sales associated with liquids removal activities at our Bluewater facility. These and other significant variances related to these periods are discussed in more detail below:

•                          Firm storage services — Firm storage services revenues increased in the 2013 nine-month period as compared to the 2012 nine-month period.  Incremental revenues attributable to the expansion of our working gas capacity at our Pine Prairie and Southern Pines facilities were partially offset by decreased storage rates on contracts executed to replace expiring contracts on existing capacity. Also, less working gas storage capacity was retained for use by our commercial optimization company in the 2013 nine-month period as compared to the 2012 nine-month period.  Revenues generated through the use of storage capacity by our commercial optimization company are reflected as merchant storage revenues when natural gas we own is withdrawn from storage and sold.

•                          Hub services and merchant storage — Hub services and merchant storage revenues (which include revenues from sales of natural gas by our commercial optimization company) increased in the 2013 nine-month period as compared to the 2012 nine-month period. The primary reason for the increase in the 2013 nine-month period as compared to the 2012 nine-month period is due to an increase in volumes sold and an increase in price of natural gas sold by our commercial optimization company. The volume and timing of natural gas sales by our commercial optimization company are largely driven by market opportunities. During 2013, market conditions facilitated the realization of merchant storage revenues to a greater extent during the first half of 2013, whereas during 2012 merchant storage revenues were realized more predominately during the latter half of the year.

•                          Other — Other revenues increased in the 2013 nine-month period as compared to the 2012 nine-month period. The primary reason for the increase in the 2013 nine-month period as compared to the 2012 nine-month period was due to an increase in crude oil sales associated with liquids removal activities at our Bluewater facility.

•                          Storage-related costs — Hub services and merchant storage — Hub services and merchant storage-related costs (which includes costs associated with natural gas sold by our commercial optimization company) increased in the 2013 nine-month period as compared to the 2012 nine-month period. The primary reason for the increase in the 2013 nine-month period as compared to the 2012 nine-month period is due to the increase in volumes of natural gas sold by our commercial optimization company.

•                          Storage-related costs — Firm storage services — Firm storage services related costs decreased in the 2013 nine-month period as compared to the 2012 nine-month period. The decrease in the 2013 nine-month period as compared to the 2012 nine-month period is primarily due to a reduction in storage and transportation capacity leased from third parties. Additionally, lower volumes of fuel were utilized for injection activities in the 2013 nine-month period as compared to the 2012 nine-month period.

Other Costs and Expenses. The significant variances are discussed further below:

•                          Field operating costs — Field operating costs increased in the 2013 nine-month period as compared to the 2012 nine-month period. The primary reason for such an increase in the 2013 nine-month period as compared to the 2012 nine-month period is attributable to an increase in costs associated with the performance of preventative integrity management procedures, insurance costs and growth in personnel costs, including equity-indexed compensation costs. Also, the 2013 nine-month period reflects an increase in costs associated with our liquids removal activities at our Bluewater facility as compared to the 2012 nine-month period.

•                          General and administrative expenses — General and administrative expenses increased in the 2013 nine-month period as compared to the 2012 nine-month period.  The 2013 nine-month period reflects an increase in costs associated with the continued expansion of our business and growth in personnel costs, including equity-indexed compensation costs. The 2013 nine-month period includes approximately $0.7 million of costs directly relating to the proposed merger with PAA. Additionally, we recognized approximately $0.9 million and $1.0 million of equity-indexed compensation expense associated with equity-indexed compensation awards granted by PAA during the 2013 and 2012 nine-month periods, respectively. Although we will not bear the economic burden of these awards, we benefit from the services underlying these awards.

•                          Depreciation, depletion and amortization — Depreciation, depletion and amortization expense increased in the 2013 nine-month period as compared to the 2012 nine-month period. The increase resulted primarily from an increased amount of depreciable assets resulting from capacity expansions at our Pine Prairie and Southern Pines facilities.

•                          Interest expense, net of capitalized interest — Interest expense, net of capitalized interest, increased in the 2013 nine-month period when compared to the 2012 nine-month period. Interest expense, on a gross basis, decreased to approximately $10.9 million in the 2013 nine-month period as compared to approximately $11.4 million in the 2012 nine-month period due to lower average interest rates in the 2013 nine-month period as compared to the 2012 nine-month period and was partially offset by higher average debt balances in the 2013 nine-month period as compared to the 2012 nine-month period. Capitalized interest decreased from approximately $6.1 million in the 2012 nine-month period to approximately $3.1 million in the 2013 nine-month period.  The decrease was primarily the result of an increase in assets in-service and lower average interest rates.

Outlook

Overall market conditions during the quarter ended September 30, 2013 for both hub services and firm storage services were more challenging than those during the quarter ended September 30, 2012. During the quarter ended September 30, 2013, rolling seasonal spreads (October to January), which are a proxy for the current intrinsic value of storage, ranged from $0.29 to $0.41 per million British thermal unit (“MMBtu”), were lower than the levels experienced in the year earlier quarter, which ranged from $0.38 to $0.68 per MMBtu. Volatility levels, which impact the value we are able to realize on a short-term basis from our hub service and merchant storage activities, also decreased during the quarter ended September 30, 2013 relative to the quarter ended September 30, 2012.

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

However, based on current market conditions and the natural gas futures curve, the seasonal spreads for the next few years reflect a directionally similar picture to the challenging market conditions we are currently experiencing in 2013. The current conditions have adversely impacted and may continue to adversely impact our hub services activities as well as the lease rates our customers are willing to pay for firm storage services with respect to new capacity under construction and existing capacity upon expirations of existing term leases, many of which are at rates above current market levels. If current conditions persist into 2014 and beyond, it will likely continue to have a negative impact on our cash flows during such periods. A meaningful reduction in our cash flow level would, among other things, reduce our borrowing capacity under our credit facility, impact our ability to remain in compliance with our debt covenants, impair our ability to maintain our current distribution level or require us to raise additional equity capital.  In addition, we can provide no assurances that our organic growth and acquisition efforts will be successful.

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

Credit Agreement

Our senior unsecured credit agreement provides for (i) $350 million under a revolving credit facility, which may be increased at our option to $550 million (subject to receipt of additional or increased lender commitments) and (ii) two $100 million term loan facilities (the “GO Bond Term Loans”) pursuant to the purchase, at par, of the GO Bonds we acquired in conjunction with the Southern Pines Acquisition. The revolving credit facility expires in August 2017, unless extended. The purchasers of the two GO Bond Term Loans have the right to put, at par, to PNG the GO Bond Term Loans in August 2017, unless extended. The GO Bonds mature by their terms in May 2032 and August 2035, respectively.

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

At September 30, 2013, borrowings of approximately $349.7 million were outstanding under our credit agreement, which includes approximately $149.7 million under the revolving credit facility. Additionally, we had approximately $2.5 million of outstanding letters of credit under our revolving credit facility. As of September 30, 2013, we were in compliance with the covenants, including the financial ratios, contained in our credit agreement. Based on the most restrictive covenant, at September 30, 2013 our incremental borrowing ability under our credit agreement was limited to approximately $116.6 million. Notably, the restriction on debt incurrence does not limit our ability to incur hedged inventory debt. Also, the formula for determining EBITDA in the context of the financial ratios allows for inclusion of pro forma EBITDA arising from certain capital investments, including for acquisitions and certain capital expenditures related to our Pine Prairie and Southern Pines expansions. We believe our credit facility and available debt capacity and proceeds from recent equity issuances are adequate to fund our current capital program.

PAA Financial Support

PAA may elect, but is not obligated, to provide financial support to us under certain circumstances, such as in connection with an acquisition or expansion capital project. Our partnership agreement contains provisions designed to facilitate PAA’s ability to provide us with financial support while reducing concerns regarding conflicts of interest by defining certain potential financing transactions between PAA and us as fair to our unitholders. As further defined in our partnership agreement, potential PAA financial support can include, but is not limited to, our issuance of common units to PAA, our borrowing of funds from PAA or guarantees or trade credit support to support the ongoing operations of us or our subsidiaries. We have no obligation to seek financing or support from PAA or to accept such financing or support if offered to us. As of September 30, 2013, outstanding parental guarantees issued by PAA to third parties on behalf of PNG Marketing were approximately $15 million. No amounts were due to PAA as of September 30, 2013 under such guarantees and no payments were made to PAA under such guarantees during the three months ended September 30, 2013.

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

We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.0 billion of debt or equity securities (“Traditional Shelf”). All issuances of equity securities associated with our continuous offering program, as discussed further below, have been issued pursuant to the Traditional Shelf. At September 30, 2013, we had approximately $959 million of unsold securities available under the Traditional Shelf.

During the first quarter of 2013, we entered into an equity distribution agreement with a financial institution pursuant to which we may offer and sell, through this financial institution as our sales agent, common units representing limited partner interests having an aggregate offering price of up to $75 million. Sales of such common units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed upon by our sales agent and us. Under the terms of the agreement, we have the option to sell common units to our sales agent as principal for its own account at a price to be agreed upon at the time of the sale. For any such sales, we will enter into a separate terms agreement with the sales agent.  Through September 30, 2013, we issued an aggregate of 1.9 million common units under this agreement, generating net proceeds (after offering costs of approximately $0.7 million) of approximately $41.2 million, including our general partner’s proportionate capital contribution.

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

Working Capital

Working capital, defined as the amount by which current assets exceed current liabilities, is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven primarily by changes in accounts receivable and accounts payable, natural gas inventory balances and short-term debt. These changes are primarily affected by factors such as credit extended to, and the timing of collections from, our customers, timing differences between the acquisition and sale of natural gas inventory (including cash settlement and margin requirements on related derivative instruments) and our level of spending for maintenance and expansion activity. As of September 30, 2013 we had a working capital surplus of approximately $4.3 million.

Historical Cash Flow Information

The following table presents a summary of our cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$108,596	$68,913
Investing activities	(36,402)	(43,723)
Financing activities	(71,742)	(25,238)
Net increase/(decrease) in cash	$452	$(48)

Adjusted EBITDA	$89,485	$87,195

Operating Activities. The primary drivers of cash flow from our operations are (i) the collection of amounts related to the storage and sale of natural gas, and (ii) the payment of amounts related to purchases of natural gas and expenses, principally storage and transportation related costs, field operating costs and general and administrative expenses. Cash provided by operating activities is significantly impacted in periods where we are increasing or decreasing the amount of inventory in storage. In the month that we pay for stored natural gas, we borrow under our credit facility to pay for the natural gas, which negatively impacts our operating cash flow. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored natural gas. Cash from operating activities is also impacted in a similar manner by the timing of cash settlement of derivatives associated with physical purchases and sales of natural gas. Settlements of such derivatives (which qualify for hedge accounting) are reflected as a component of accumulated other comprehensive income/(loss) until the applicable natural gas inventory is sold. Volumes and timing of our merchant storage activities are largely driven by market opportunities. The primary reason for the increase in cash flows provided by operations in the 2013 nine-month period as compared to the 2012 nine-month period is related to our merchant storage activities. During the 2013 period, sales volumes and prices increased as compared to 2012 period. Additionally, the timing of sales and purchases of natural gas and corresponding cash settlements (including applicable derivatives) and a reduction in funded natural gas inventory held for merchant storage activities as of September 30, 2013 as compared to September 30, 2012 beneficially impacted cash flows provided by operating activities.

Investing Activities. Our investing activities for each of the periods listed above primarily relate to the continued expansion of our Pine Prairie and Southern Pines facilities and the acquisition of the related base gas required to operate these facilities.

Financing Activities. Our financing activities primarily consist of (i) the payment of distributions to our unitholders and general partner, (ii) funding of capital expansion efforts (including organic growth projects and acquisitions), (iii) proceeds from the issuance of additional partnership units and (iv) borrowings and repayments under our credit agreement associated with inventory purchases and sales (including related derivatives) in conjunction with our merchant storage activities. The primary reasons for the increase in cash used by financing activities in the 2013 nine-month period as compared to the 2012 nine-month period are associated with our merchant storage activities and partially offset by the issuance of additional equity during the 2013 period. Lower funding requirements (including applicable derivative cash settlements) on inventory held for merchant storage activities and the timing of inventory sales over the course of the 2013 nine-month period resulted in a reduction in outstanding short-term borrowings to fund hedge inventory as cash generated from such inventory sales was utilized to repay the associated short-term borrowings. During the 2012 nine-month period, inventory levels were increasing which required the utilization of additional short-term borrowings to fund such purchases. Additionally, proceeds generated from equity issuances during the 2013 nine-month period to fund future capital expansion activities were utilized to repay long-term debt until such anticipated capital expansion expenditures are incurred resulting in a net reduction in long-term borrowings over the course of the 2013 nine-month period.  During the 2012 nine-month period, additional long-term borrowings were made primarily to fund capital expansion activities for the period.

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

Capital Expenditures. We currently forecast capital expansion expenditures for 2013 of approximately $43 million to $46 million (including capitalized interest), primarily related to the ongoing expansion of our Pine Prairie and Southern Pines facilities and the related base gas required to operate the facilities. Expansion capital expenditures for the nine months ended September 30, 2013 were approximately $37.2 million. We expect to fund our capital expenditures with cash generated from operations, borrowings under our credit agreement and/or equity issuances under our equity distribution agreement. Additionally, we are forecasting approximately $0.6 million of maintenance capital expenditures in 2013, of which approximately $0.3 million was incurred through September 30, 2013.

Distributions to Unitholders and General Partner. We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On November 14, 2013, we will pay a quarterly distribution of $0.3575 per unit on our common units and Series A subordinated units.

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

The following table includes our best estimate of the amounts and timing of the payments due under our contractual obligations as of September 30, 2013 (in millions):

	Total	2013	2014	2015	2016	2017	Thereafter

Long-term debt, interest and fees (1)	$540.4	$3.5	$14.2	$209.5	$6.1	$307.1	$—
Storage/transportation agreements and leases	26.0	3.0	7.9	5.3	3.2	2.9	3.7
Purchase obligations (2)	16.3	2.8	1.9	1.8	1.9	1.8	6.1
Other long-term liabilities	1.7	0.2	0.7	0.3	0.4	0.1	—
Subtotal	584.4	9.5	24.7	216.9	11.6	311.9	9.8
Natural gas purchases (3)	59.6	28.8	22.3	4.8	3.7	—	—
Total	$644.0	$38.3	$47.0	$221.7	$15.3	$311.9	$9.8

(1)         Includes interest payments and commitment fees on our senior unsecured credit agreement and note payable to PAA.

(2)         Primarily includes amounts related to utility contracts and capital expansion activities.

(3)         Amounts are based on estimated volumes and market prices of committed obligations as of September 30, 2013. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit and Parental Guarantees. Our $550 million senior unsecured credit agreement provides us with the ability to issue letters of credit. In connection with our use of certain leased storage and transportation assets and the purchase of natural gas by our commercial optimization company, we have periodically provided certain suppliers and counterparties with irrevocable standby letters of credit to secure our obligations for such purchases. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our consolidated balance sheet in the month the services are provided or when we take delivery of the natural gas purchased. In certain instances, parental guarantees have been provided by PAA in lieu of letters of credit. As of September 30, 2013, we had approximately $2.5 million of outstanding letters of credit under our credit agreement. Additionally, approximately $15 million of parental guarantees issued by PAA on behalf of PNG Marketing were outstanding as of September 30, 2013.

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

Forward-Looking Statements

All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements incorporating the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” as well as similar expressions and statements regarding our business strategy, plans and objectives for future operations. The absence of these words, however, does not mean that the statements are not forward-looking. These statements reflect our current views with respect to future events, based on what we believe to be reasonable assumptions. Certain factors could cause actual results to differ materially from the results anticipated in the forward-looking statements. The most important of these factors include, but are not limited to:

•                                          risks associated with the Merger Agreement and the Merger transactions, including the risk that the Merger will not be consummated and that the anticipated benefits from the Merger cannot be fully realized;

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

Commodity Price Risk

We utilize derivatives to hedge commodity price risk inherent in our operations.  Our objectives for these derivatives include hedging anticipated purchases and sales, hedging our anticipated base gas requirements, and hedging our storage capacity utilization associated with natural gas or the related storage of natural gas.  We manage these exposures with various instruments, including exchange-cleared futures and options.  See Note 11 to our condensed consolidated financial statements for further discussion regarding our hedging strategies and objectives.

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

The fair value of our derivatives as of September 30, 2013 and the change in fair value that would be expected from a 10% price/rate increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Increase (1)	Effect of 10% Decrease (1)
Natural gas derivatives	$1.3	$(6.3)	$6.3
Interest rate derivatives	$(0.5)	$0.1	$(0.1)

(1)         Positive numbers reflect an increase in fair value and negative numbers reflect a decrease in fair value.

The fair values presented in the table above reflect the sensitivity of the derivative instruments only and do not include the effect of the underlying hedged commodity. Commodity and interest rate sensitivities were calculated by assuming an across-the-board 10% increase or decrease. In the event of an actual 10% change in near-term commodity prices or interest rates, the fair value of our derivative portfolio would typically change less than that shown in a table, as forward commodity prices and interest rates do not typically change in a linear fashion.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

Except as setforth in Note 12 to the condensed consolidated financial statements, we are not a party to any legal proceeding other than legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

The risk factors included in our annual report on Form 10-K for the year ended December 31, 2012 have not materially changed with the exception of the addition of risk factors related to the proposed merger with PAA. Some of the risks which may be relevant to us include:

Business Uncertainties and Contractual Restrictions While Merger is Pending.

Uncertainty about the effect of the merger on employees, suppliers, partners, regulators and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated, and could cause suppliers, customers and others that deal with us to defer purchases or other decisions concerning us, or seek to change existing business relationships with us. Employee retention may be particularly challenging while the merger is pending, as employees may experience uncertainty about their future roles with PAA. In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions without PAA’s approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Failure to Complete Merger Could Negatively Impact Unit Price, Future Business and Financial Results.

Although our board of directors, acting through the conflicts committee and subject to certain exceptions, has agreed to recommend that our unitholders approve the merger agreement, there is no assurance that the merger agreement and the merger will be approved, and there is no assurance that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, we will be subject to several risks, including the following:

•       we may be required to reimburse PAA up to $5 million of its expenses in the aggregate if the merger agreement is terminated under certain circumstances and we enter into or complete an alternative transaction;

•       the current market price of our common units may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of us generally and a resulting decline in the market price of our common units;

•       certain costs relating to the merger (such as legal, accounting and financial advisory fees) are payable by us whether or not the merger is completed;

•       there may be substantial disruption to our business and a distraction of its management and employees from day-to-day operations, because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us;

•       our business could be adversely affected if we are unable to retain key employees or attract qualified replacements; and

•       we would continue to face the risks that we currently face as an independent company.

There are substantial risks and uncertainties relating to the pending merger between the Partnership and PAA and the combined company following the merger. PAA and PNG will file a joint proxy statement/prospectus on Form S-4 relating to the merger that will include a discussion of these risks. Upon being declared effective by the Securities and Exchange Commission, a definitive joint proxy statement/prospectus will be sent to security holders of the Partnership seeking their approval of the merger and related transactions. Investors and security holders are urged to carefully read the joint proxy statement/prospectus when it becomes available because it will contain important information, including detailed risk factors, regarding the Partnership, PAA and the merger. Investors and security holders may obtain a free copy of the definitive joint proxy statement/prospectus, when it becomes available, and other documents containing information about the Partnership and PAA, without charge, at the SEC’s web site at www.sec.gov. Copies of the definitive joint proxy statement/prospectus, when it becomes available, and the SEC filings that are incorporated by reference in the joint proxy statement/prospectus may also be obtained free of charge by directing a request to the Partnership or PAA. The Partnership urges unit holders and potential purchasers of its common units to review these materials.

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

PAA NATURAL GAS STORAGE, L.P.

	By:	PNGS GP LLC, its general partner

Date: November 6, 2013	By:	/s/ GREG L. ARMSTRONG
		Name:	Greg L. Armstrong
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013	By:	/s/ DEAN LIOLLIO
		Name:	Dean Liollio
		Title:	President

Date: November 6, 2013	By:	/s/ AL SWANSON
		Name:	Al Swanson
		Title:	Executive Vice President and Chief Financial
Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1	—

Agreement and Plan of Merger dated as of October, 21, 2013, by and among Plains All American Pipeline, L.P., PAA Acquisition Company LLC, PAA Natural Gas Storage, L.P., and PNGS GP LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 24, 2013).

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